Form 10QSB
period 2000-03-31
OSK CAPITAL III CORP
filed 2000-05-15
CIK 1107565

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2000.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   __000-30023__

                      OSK CAPITAL III CORP.
                 ---------------------------------------
                 (Name of small business in its charter)

      Colorado                              84-1491676
----------------------               -----------------------
(State or other                      (IRS Employer Id.  No.)
jurisdiction of Incorporation)

5330 East 17th Avenue Parkway         Denver, CO             80220
-------------------------------------------------------------------
(Address of Principal Office)                              Zip Code

Issuer's telephone number:    (303) 394-1187

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes __X__  No _____

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 5/09/00 the following shares of common were outstanding: Common Stock, no par value, 3,181,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

Exhibits are indexed at page 6.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended March 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      OSK CAPITAL III CORP.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended March 31, 2000



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                         OSK Capital III Corp.
                         (A Development Stage Company)
                                BALANCE SHEET
                               March 31, 2000


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   1,723
                                                     ---------

     Total current assets                                1,723
                                                     ---------


     TOTAL ASSETS                                    $   1,723
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                  $       -
                                                     ---------

     Total current liabilities                               -

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,181,000 shares issued and
     outstanding                                         3,181
   Additional paid-in capital                           60,439
   Deficit accumulated
     during the
     development stage                                 (61,897)
                                                     ---------
                                                         1,723
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $   1,723
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                       OSK Capital III Corp.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS


                               For the period                   For the
                               from inception     For the three initial
                               (March 2,          months ended  period
                               1999) to March     March         ended March
                               31, 2000           31, 2000      31, 1999
                               ---------------  -------------  ------------

REVENUES                       $             -  $           -  $          -
                               ---------------  -------------  ------------

EXPENSES
  General and administrative            60,897              -             -
  Professional fees                      1,000          1,000             -
                                 --------------  -------------  ------------

      Total expense                     61,897          1,000             -
                                --------------  -------------   ------------

NET LOSS                               (61,897)        (1,000)            -

Accumulated deficit
  Balance, Beginning of period               -        (60,897)            -
                                --------------  -------------   ------------

 Balance, End of period         $      (61,897) $     (61,897)  $         -
                                ==============  =============   ===========
NET LOSS PER SHARE              $        (0.02) $        (NIL)  $         -
                                ==============  =============   ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES
  OUTSTANDING                        3,181,000      3,181,000             -
                                ==============  =============  ============

The accompanying notes are an integral part of the financial statements.
                                  2

                          OSK Capital III Corp.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception               For the
                                   (March 2,      For the three initial
                                   1999) to       months ended  period ended
                                   March 31,      March 31,     March 31,
                                   2000           2000          1999
                                   -------------- ------------- -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (61,897) $      (1,000) $           -
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Stock issued for services           59,850              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                    (2,047)        (1,000)             -

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -              -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common
   stock                                    3,770              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                     3,770              -              -
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                              1,723         (1,000)             -

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -          2,723              -
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        1,723  $       1,723  $           -
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 3

                          OSK Capital III Corp.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  March 31, 2000



1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by OSK Capital III Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1999.

2. Subsequent Event
----------------

On April 5, 2000, the Company issued 35,000 common shares for services provided at $0.01 per share.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $3,770 from its inside capitalization funds.
The Company's balance sheet for the period ending March 31, 2000 reflects a current asset value and a total asset value of $1,723, in the form of cash, as compared to $-0- in current and total assets as of March 31, 1999.

        The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

        The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

        During the period from March 2, 1999 (inception) through
March 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with compliance with reporting requirements and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

        For the quarter and initial period ended March 31, 2000 and 1999, the Company showed net losses of $1,000 and $0, respectively. From inception the Company has experienced losses of $61,897, of which $59,850 was settled for shares of stock in the Company. The increase in loss is due to the fact that the Company did not complete inside capitalization or begin incurring expenses until after the quarter ended March 31, 1999.

Need for Additional Financing

        The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange
Act of 1934, as amended, for a period of approximately one year.
Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

        No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

        Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       There have been no reports on Form 8-K for the quarter ending March 31, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSK CAPITAL III CORP.
(Registrant)

Date: March 9, 2000

/s/
Frank Kramer, Secretary/Treasurer