Form 10QSB/A
period 2000-06-30
OSK CAPITAL III CORP
filed 2001-03-19
CIK 1107565

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB/A

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

        NOTE: This filing has been amended to correct the Commission file number and employee identification number previously reported in error. All other previously filed information remains the same.

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