Form 10KSB
period 2001-12-31
OSK CAPITAL III CORP
filed 2002-03-27
CIK 1107565

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

OSK CAPITAL III CORP.

(Name of small business in its charter)

Nevada	0-30023	84-1491676
(State or other jurisdiction of incorporation)	Commission File No.	(IRS Employer Identification No.)

5330 E. 17th Avenue Parkway, Denver, CO	80220
Address of Principal Executive Office	Zip Code

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,316,000 as of March 26, 2001.

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

At of the end of its fiscal year ending December 31, 2001, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company's search has been directed toward enterprises which have a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under- capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics.

In searching for investment opportunities, the Company is not restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has substantial discretion in selecting an appropriate business opportunity.

In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

Other Entities

The officers, directors and principal shareholders of the Company are also the officers, directors and principal shareholders of eight other corporations which were formed at the same time as the Company. Each of these other corporations has the same business plan as the Company.

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

The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

(1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

(2) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

(3) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

(4) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

(5) The availability of audited financial statements for the business opportunity; and

(6) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2001.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company remains in the development stage. Since inception, it has received cash proceeds of $6,770 from sale of stock, and has issued shares for services valued at $60,900. It has also received additional cash contributions of $1,978 from certain shareholders without the issuance of additional shares. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the fiscal year ended December 31, 2001, reflects a current asset value of $984, which is in the form of cash and cash equivalents, current liabilities of $426, and a deficit of $69,090 accumulated during the development stage.

Results of Operations

During the period from March 2, 1999 (inception) through December 31, 2001, the Company has accumulated a deficit of $69,090. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

For the fiscal year ending December 31, 2002, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan of Operations and Need for Additional Financing

During the fiscal year ending December 31, 2002, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

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

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of OSK Capital III Corp.

We have audited the accompanying balance sheet of OSK Capital III Corp. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000, and for the period from inception (March 2, 1999) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OSK Capital III Corp. as of December 31, 2001, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000, and for the period from inception (March 2, 1999) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado

February 25, 2002

PROFESSIONAL CORPORATION

OSK Capital III Corp.

(A Development Stage Company)

BALANCE SHEET

December 31, 2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 984

Total current assets	984

TOTAL ASSETS	$ 984

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 426

Total current liabilities	426

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000
shares authorized; 3,316,000 shares issued and
outstanding	3,316
Additional paid-in capital	66,332
Deficit accumulated during the development
stage	(69,090)

558

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 984

The accompanying notes are an integral part of the financial statements.

OSK Capital III Corp.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception	For the year	For the year
	(March 2, 1999)	ended	ended
	to December 31,	December 31,	December 31,
	2001	2001	2000

REVENUES	$ -	$ -	$ -

EXPENSES
Selling, general and administrative	69,090	2,251	5,942

Total expenses	69,090	2,251	5,942

NET LOSS	(69,090)	(2,251)	(5,942)

Accumulated deficit

Balance, beginning of period	-	(66,839)	(60,897)

Balance, end of period	$ (69,090)	$ (69,090)	$ (66,839)

NET LOSS PER SHARE	$ (0.02)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	3,262,473	3,316,000	3,276,765

The accompanying notes are an integral part of the financial statements.

OSK Capital III Corp.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the period from inception (March 2, 1999) to December 31, 2001

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	Number of		paid-in	development	stockholders'
	shares	Amount	capital	stage	equity

Common stock issued for
cash and services,
May 26, 1999
at $0.02 per share	3,150,000	$ 3,150	$ 59,850	$ -	$ 63,000

Common stock issued for
cash, May 26, 1999
at $0.02 per share	31,000	31	589	-	620

Net loss for the period ended
December 31, 1999	-	-	-	(60,897)	(60,897)

Balance, December 31, 1999	3,181,000	3,181	60,439	(60,897)	2,723

Common stock issued for
services, April 5, 2000
at $0.03 per share	35,000	35	1,015	-	1,050

Common stock issued for
cash, April 19, 2000
at $0.03 per share	100,000	100	2,900	-	3,000

Net loss for the year ended
December 31, 2000	-	-	-	(5,942)	(5,942)

Balance, December 31, 2000	3,316,000	3,316	64,354	(66,839)	831

Shareholder contributions
November 16, 2001		-	1,978		1,978

Net loss for the year ended
December 31, 2001	-	-	-	(2,251)	(2,251)

Balance, December 31, 2001	3,316,000	$ 3,316	$ 66,332	$ (69,090)	$ 558

The accompanying notes are an integral part of the financial statements.

OSK Capital III Corp.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception	For the year	For the year
	(March 2, 1999)	ended	ended
	to December 31,	December 31,	December 31,
	2001	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (69,090)	$ (2,251)	$ (5,942)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Increase in accounts payable	426	70	356
Stock issued for services	60,900	-	1,050

Net cash flows from operating activities	(7,764)	(2,181)	(4,536)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	1,978	1,978	-
Issuance of common stock	6,770	-	3,000

Net cash flows from financing activities	8,748	1,978	3,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	984	(203)	(1,536)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	1,187	2,723

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 984	$ 984	$ 1,187

The accompanying notes are an integral part of the financial statements.

OSK Capital III Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

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

Consideration of Other Comprehensive Income Items

SFAF 130 -- Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. Stockholders' Equity

As of December 31, 2001, 25,000,000 shares of the Company's $0.001 par value common stock had been authorized, of which 3,316,000 were issued and outstanding.

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

4. Income Taxes

The Company has Federal net operating loss carryforwards of approximately $69,000 expiring between the years 2019 through 2021. The tax benefit of these net operating losses is approximately $13,000 and has been offset by a full allowance for realization. For the year ended December 31, 2001 the allowance increased by $429. This carryforward may be limited upon consummation of a business combination under IRC Section 381.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Deborah A. Salerno	48	President and a Director since March, 1999
Frank L. Kramer	59	Secretary, Treasurer, and a Director since March, 1999

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

Compliance With Section 16(a) of the Exchange Act.

The Company's officers, directors, and principal shareholders have each filed an Annual Statement of Changes in Beneficial Ownership on Form 5.

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

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2001.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OSK CAPITAL III CORP.

By: /S/ DEBORAH A. SALERNO

Deborah A. Salerno, President and a Director

By: /S/ FRANK L. KRAMER

Frank L. Kramer, Secretary and a Director

Date: March 27, 2002