Form 10QSB
period 2002-03-31
OSK CAPITAL III CORP
filed 2002-05-14
CIK 1107565

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 3/31/02 the following shares of common were outstanding: Common Stock, $.001 par value, 3,316,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

Exhibits are indexed at page 6.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                         OSK CAPITAL III CORP.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended March 31, 2002



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                             OSK CAPITAL III CORP.
                         (A Development Stage Company)
                                BALANCE SHEET
                               March 31, 2002


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     401
                                                     ---------

     Total current assets                                  401
                                                     ---------


     TOTAL ASSETS                                    $     401
                                                     =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                  $   1,622
                                                     ---------

     Total current liabilities                           1,622

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,316,000 shares issued and
     outstanding                                         3,316
   Additional paid-in capital                           66,332
   Deficit accumulated
     during the
     development stage                                 (70,869)
                                                     ---------
                                                        (1,221)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                       $     401
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                           OSK CAPITAL III CORP.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS

                    For the
                    period from  For the     For the
                    inception    three       three
                    (March 2,    months      months
                    1999) to     ended       ended
                    March 31,    March 31,   March 31,
                    2002         2002        2001
                    -----------  ----------  ----------

REVENUES            $         -  $        -  $        -
                    -----------  ----------  ----------

EXPENSES
  Selling, general and
     administrative      70,869       1,779       1,350
                    -----------  ----------  ----------

      Total expenses     70,869       1,779       1,350
                    -----------  ----------  ----------

NET INCOME/(LOSS)       (70,869)     (1,779)     (1,350)

Accumulated deficit
  Balance, Beginning
  of period                   -     (69,090)    (66,839)
                    -----------  ----------  ----------

 Balance,
 End of period      $   (70,869) $  (70,869) $  (68,189)
                    ===========  ==========  ==========
NET LOSS PER SHARE  $     (0.02) $     (NIL)  $    (NIL)
                    ===========  ==========  ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,266,756   3,316,000   3,316,000
                    ===========  ==========  ==========

The accompanying notes are an integral part of the financial statements.
                                  2

                              OSK CAPITAL III CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (March 2,      For the three For the three
                                   1999) to       months ended  months ended
                                   March 31,      March 31,     March 31,
                                   2002           2002          2001
                                   -------------- ------------- -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (70,869) $      (1,779) $      (1,350)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Increase in accounts payable         1,622          1,196            473
       Stock issued for services           60,900              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                    (8,347)          (583)          (877)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -              -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES
  Shareholder Contributions		    1,978
  Issuance of common
   stock                                    6,770              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                     6,770              -          3,000
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                                401           (583)          (877)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -            984          1,187
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $          401  $         401  $         310
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 3

                              OSK CAPITAL III CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               March 31, 2002



1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by OSK Capital
III Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2001.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $6,770 from its inside capitalization funds.
The Company's balance sheet for the period ending March 31, 2002 reflects a current asset value and a total asset value of $401, in the form of cash, as compared to $310 in current and total assets as of March 31, 2001.

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

Results of Operations

        During the period from March 2, 1999 (inception) through
March 31, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarter ended March 31, 2002 and 2001, the Company showed net losses of $1,779 and $1,350, respectively. From inception the Company has experienced losses of $70,869, of which $61,897 was settled for shares of stock in the Company. The decrease in net loss is attributed primarily to timing differences of costs related to the compliance with reporting standards.


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

       There have been no reports on Form 8-K for the quarter ending March 31, 2002.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OSK CAPITAL III CORP.
(Registrant)

Date: May 15, 2002

/s/
Frank Kramer, Secretary/Treasurer

6