Form 10QSB
period 2002-06-30
OSK CAPITAL III CORP
filed 2003-12-22
CIK 1107565

Form 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



(X)  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2002.

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File No:   000-30023

                      OSK CAPITAL III CORP.
                 ---------------------------------------
                 (Name of small business in its charter)

      Colorado                              84-1491676
----------------------               -----------------------
(State or other                      (IRS Employer Id.  No.)
jurisdiction of Incorporation)

P. O. Box 461029, Glendale, Co                             80220
-------------------------------------------------------------------
(Address of executive offices)                             Zip Code

					(303) 394-1187
-------------------------------------------------------------------
(Issuer's telephone number, including area code)


5330 East 17th Avenue Parkway, Denver, CO 80220
--------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes __X__  No _____


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

	Class of Securities				Share   Outstanding
								at December 12, 2003
	-------------------				-------------------

 Common Stock, $.001 par value 				3,316,000

Transitional Small Business Disclosure Format

Yes _____     No __X__

						INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the six months ended June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                         OSK CAPITAL III CORP.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended June 30, 2002



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                             OSK CAPITAL III CORP.
                         (A Development Stage Company)
                                BALANCE SHEET
                               June 30, 2002


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     316
                                                     ---------

     Total current assets                                  316
                                                     ---------


     TOTAL ASSETS                                    $     316
                                                     =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                  $   2,085
                                                     ---------

     Total current liabilities                           2,085

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,316,000 shares issued and
     outstanding                                         3,316
   Additional paid-in capital                           66,332
   Deficit accumulated during the
   development stage                                   (71,417)
                                                     ---------
                                                        (1,769)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                       $     316
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                           OSK CAPITAL III CORP.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS

                    For the
                    period from  For the     For the    For the   For the
                    inception    three       three      six		six
                    (March 2,    months      months     months 	months
                    1999) to     ended       ended      ended	ended
                    June 30,     June 30,    June 30,   June 30,	June 30,
                    2002         2002        2001       2002 	2001
                    -----------  ----------  ---------- --------- ---------

REVENUES            $         -  $        -  $        -	   -	        -
                    -----------  ----------  ---------- --------- ---------

EXPENSES
  Selling, general and
     administrative      71,417        548        (281)    2,327      1,069
                    -----------  ----------  ---------- --------- ---------

      Total expenses     71,417        548        (281)    2,327      1,069
                    -----------  ----------  ---------- --------- ---------

NET INCOME/(LOSS)       (71,417)      (548)        281    (2,327)	   (1,069)

Accumulated deficit
  Balance, Beginning
  of period                   -    (70,869)    (68,189)  (69,090)	  (66,839)
                    -----------  ----------  ---------- --------- ----------

 Balance,
 End of period      $   (71,417) $ (71,417)  $ (67,908) $(71,417) $ (67,908)
                    ===========  ==========  ========== ========= ==========
NET LOSS PER SHARE  $    (0.02)  $    (NIL)  $    (NIL) $   (NIL) $    (NIL)
                    ===========  ==========  ========== ========= ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,270,441   3,316,000   3,316,000 3,316,000   3,316,000
                    ===========  ==========  ========== ========= ===========

The accompanying notes are an integral part of the financial statements.
                                  2

                              OSK CAPITAL III CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (March 2,      For the six   For the six
                                   1999) to       months ended  months ended
                                   June 30,       June 30,      June 30,
                                   2002           2002          2001
                                   -------------- ------------- -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (71,417) $      (2,327) $      (1,069)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Increase in accounts payable         2,085          1,659              9
       Stock issued for services           60,900              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                    (8,432)          (668)        (1,060)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -              -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES
  Shareholder Contributions		        1,978
  Issuance of common
   stock                                    6,770              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                     8,748              -              -
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                                316           (668)        (1,060)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -            984          1,187
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $          316  $         316  $         127
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 3

                              OSK CAPITAL III CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               June 30, 2002



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

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $6,770 from its inside capitalization funds.
The Company's balance sheet for the period ending June 30, 2002 reflects a current asset value and a total asset value of $316, in the form of cash, as compared to $127 in current and total assets as of June 30, 2001.

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

Results of Operations

        During the period from March 2, 1999 (inception) through June 30, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the six months ended June 30, 2002 and 2001, the Company showed net losses of $2,327 and $1,069, respectively. From inception the Company has experienced losses of $71,417, of which $60,900 was settled for shares of stock in the Company. The increase in net loss is attributed primarily to timing differences of costs related to the compliance with reporting standards.


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


Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the particiation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

		31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a)
		     under the Securities Exchange Act of 1934, as amended.

		32.1 Certifications of Chief Executive Officer and Chief
		     Financial Officer of the Company, pursuant to 18 U.S.C
		     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	 (b) Reports on Form 8-K

	     None


			Signatures

     Pursuant to the requirements of the Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.


									OSK CAPITAL III CORP.

Date: December 22, 2003						By: /s/ Frank Kramer,
									Chief Financial Officer