Form 10QSB
period 2002-09-30
OSK CAPITAL III CORP
filed 2003-12-22
CIK 1107565

Form 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



(X)  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

Yes _____     No __X__

						INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the nine months ended September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                         OSK CAPITAL III CORP.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended September 30, 2002



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                             OSK CAPITAL III CORP.
                         (A Development Stage Company)
                                BALANCE SHEET
                               September 30, 2002


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     214
                                                     ---------

     Total current assets                                  214
                                                     ---------


     TOTAL ASSETS                                    $     214
                                                     =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                  $       -
                                                     ---------

     Total current liabilities                               -

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,316,000 shares issued and
     outstanding                                         3,316
   Additional paid-in capital                           70,082
   Deficit accumulated during the
   development stage                                   (73,184)
                                                     ---------
                                                           214
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                       $     214
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                           OSK CAPITAL III CORP.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS

                    For the
                    period from  For the     For the    For the   For the
                    inception    three       three      nine	nine
                    (March 2,    months      months     months 	months
                    1999) to     ended       ended      ended	ended
                    Sept 30,     Sept 30,    Sept 30,   Sept 30,	Sept 30,
                    2002         2002        2001       2002 	2001
                    -----------  ----------  ---------- --------- ---------

REVENUES            $         -  $       -   $      -  $	   -	 $      -
                    -----------  ----------  ---------- --------- ---------

EXPENSES
  Selling, general and
     administrative      73,184      1,767         448     4,094      1,517
                    -----------  ----------  ---------- --------- ---------

      Total expenses     73,184      1,767         448     4,094      1,517
                    -----------  ----------  ---------- --------- ---------

NET INCOME/(LOSS)       (73,184)    (1,767)       (448)   (4,094)	   (1,517)

Accumulated deficit
  Balance, Beginning
  of period                   -    (71,417)    (67,908)  (69,090)	  (66,839)
                    -----------  ----------  ---------- --------- ----------

 Balance,
 End of period      $   (73,184) $ (73,184)  $ (68,356) $ (73,184)$ (68,356)
                    ===========  ==========  ========== ========= ==========
NET LOSS PER SHARE  $    (0.02)  $    (NIL)  $    (NIL) $   (NIL) $    (NIL)
                    ===========  ==========  ========== ========= ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,273,646   3,316,000   3,316,000 3,316,000   3,316,000
                    ===========  ==========  ========== ========= ===========

The accompanying notes are an integral part of the financial statements.
                                  2

                              OSK CAPITAL III CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (March 2,      For the nine   For the nine
                                   1999) to       months ended  months ended
                                   Sept 30,       Sept 30,      Sept 30,
                                   2002           2002          2001
                                   -------------- ------------- -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (73,184) $      (4,094) $      (1,517)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Increase in accounts payable             -           (426)           457
       Stock issued for services           60,900              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                   (12,284)        (4,520)        (1,060)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -              -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES
  Shareholder Contributions		        5,728	     3,750	      	-
  Issuance of common
   stock                                    6,770              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                    12,498          3,750              -
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                                214           (770)        (1,060)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -            984          1,187
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $          214  $         214  $         127
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 3

                              OSK CAPITAL III CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002



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

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $6,770 from its inside capitalization funds.
The Company's balance sheet for the period ending September 30, 2002 reflects a current asset value and a total asset value of $214, in the form of cash, as compared to $127 in current and total assets as of September 30, 2001.

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

Results of Operations

        During the period from March 2, 1999 (inception) through September 30, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the nine months ended September 30, 2002 and 2001, the Company showed net losses of $4,094 and $1,517, respectively. From inception the Company has experienced losses of $73,184, of which $60,900 was settled for shares of stock in the Company. The increase in net loss is attributed primarily to timing differences of costs related to the compliance with reporting standards.


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