Form 10QSB
period 2003-06-30
OSK CAPITAL III CORP
filed 2003-12-22
CIK 1107565

Form 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



(X)  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

Yes _____     No __X__

						INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the six months ended June 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                         OSK CAPITAL III CORP.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended June 30, 2003



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                             OSK CAPITAL III CORP.
                         (A Development Stage Company)
                                BALANCE SHEET
                               June 30, 2003


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
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                           OSK CAPITAL III CORP.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS

                    For the
                    period from  For the     For the    For the   For the
                    inception    three       three      six		six
                    (March 2,    months      months     months 	months
                    1999) to     ended       ended      ended	ended
                    June 30,     June 30,    June 30,   June 30,	June 30,
                    2003         2003        2002       2003 	2002
                    -----------  ----------  ---------- --------- ---------

REVENUES            $         -  $       -  $        -	   -	        -
                    -----------  ----------  ---------- --------- ---------

EXPENSES
  Selling, general and
     administrative      73,359          -         548       175       2,327
                    -----------  ----------  ---------- --------- ----------

      Total expenses     73,359          -         548       175       2,327
                    -----------  ----------  ---------- --------- ----------

NET INCOME/(LOSS)       (73,359)         -        (548)     (175)	    (2,327)

Accumulated deficit
  Balance, Beginning
  of period                   -    (73,359)    (70,869)  (73,184)	   (69,090)
                    -----------  ----------  ---------- --------- -----------

 Balance,
 End of period      $   (73,359)  $ (73,359)  $ (71,417) $(73,359) $  (71,417)
                    ===========  ==========  ========== ========= ===========
NET LOSS PER SHARE  $    (0.02)  $    (NIL)  $    (NIL) $   (NIL) $     (NIL)
                    ===========  ==========  ========== ========= ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,280,959   3,316,000   3,316,000 3,316,000   3,316,000
                    ===========  ==========  ========== ========= ===========

The accompanying notes are an integral part of the financial statements.
                                  2

                              OSK CAPITAL III CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (March 2,      For the six   For the six
                                   1999) to       months ended  months ended
                                   June 30,       June 30,      June 30,
                                   2003           2003          2002
                                   -------------- ------------- -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (73,359) $       (175) $     (2,327)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Increase in accounts payable             -             -         1,659
       Stock issued for services           60,900             -             -
                                   --------------  ------------  ------------

  Net cash flows from
   operating activities                   (12,459)         (175)         (668)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES
  Shareholder Contributions		        5,728
  Issuance of common
   stock                                    6,770             -             -
                                   --------------  ------------  ------------

  Net cash flows from
   financing activities                    12,498             -             -
                                   --------------  ------------  ------------

  Net increase (decrease)
   in cash and cash
   equivalents                                 39          (175)         (668)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -           214           984
                                   --------------  ------------ -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $           39  $         39  $        316
                                   ==============  ============  ============

The accompanying notes are an integral part of the financial statements.
                                 3

                              OSK CAPITAL III CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               June 30, 2003



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

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $6,770 from its inside capitalization funds.
The Company's balance sheet for the period ending June 30, 2003 reflects a current asset value and a total asset value of $39, in the form of cash, as compared to $316 in current and total assets as of June 30, 2002.

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

Results of Operations

        During the period from March 2, 1999 (inception) through June 30, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarter ended June 30, 2003 and 2002, the Company showed net losses of $0 and $548, respectively. From inception the Company has experienced losses of $73,359, of which $60,900 was settled for shares of stock in the Company. The increase in net loss is attributed primarily to timing differences of costs related to the compliance with reporting standards.


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