Form 10KSB
period 2002-12-31
OSK CAPITAL III CORP
filed 2004-01-29
CIK 1107565

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

OSK CAPITAL III CORP.

(Name of small business in its charter)

Nevada	0-30023	84-1491676
(State or other jurisdiction of incorporation)	Commission File No.	(IRS Employer Identification No.)
P.O. Box 461029, Glendale, Colorado	80246
Address of Principal Executive Office	Zip Code

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,316,000 as of December 31, 2002.

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

        At of the end of its fiscal year ending December 31, 2002, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

Administrative Offices

        The Company currently maintains a mailing address at P.O. Box 461029, Glendale, Colorado 80246. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

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

ITEM 2.        DESCRIPTION OF PROPERTY.

        The Company currently maintains a mailing address at P.O. Box 461029, Glendale, Colorado 80246. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 394-1187.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2002.

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

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

        The Company remains in the development stage. Since inception, it has received cash proceeds of $6,770 from sale of stock, and has issued shares for services valued at $60,900. It has also received additional cash contributions of $5,728 from certain shareholders without the issuance of additional shares. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the fiscal year ended December 31, 2002, reflects a current asset value of $214, which is in the form of cash and cash equivalents, current liabilities of $0, and a deficit of $73,184 accumulated during the development stage.

Results of Operations

        During the period from March 2, 1999 (inception) through December 31, 2002, the Company has accumulated a deficit of $73,184. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

        From the date of filing of its registration statement under the Securities Exchange Act of 1934 (March 20, 2000) until the end of the first quarter of 2002, the Company filed all required periodic reports under the Securities Exchange Act of 1934. After completing the filing of the report on Form 10QSB for the period ended March 31, 2002, the Company ceased filing reports in order to avoid incurring additional legal and accounting expenses.

        After the first quarter of 2002, the Company remained dormant for the remainder of 2002 and throughout most of 2003. The Company incurred no expenses for legal and accounting fees during the period it remained dormant, and it also ceased all efforts related to seeking a suitable merger or acquisition candidate.

Plan of Operations and Need for Additional Financing

        The Company's plan of operations for most of 2003 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in December 2003, the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. At that time, the Company also began to initiate efforts to locate a suitable merger or acquisition candidate.

        The Company will require additional capital in order to pay the costs associated with completion and filing of all its delinquent reports, to remain current on its future filings and to seek out suitable merger or acquisition candidates.

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

Balance Sheet

Statements of Loss and Accumulated Deficit

Statement of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
OSK Capital III Corp.

We have audited the accompanying balance sheet of OSK Capital III Corp. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 2002 and 2001, and for the period from inception (March 2, 1999) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OSK Capital III Corp. as of December 31, 2002 and the results of its operations and cash flows for each of the years ended December 31, 2002 and 2001, and for the period from inception (March 2, 1999) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado December 5, 2003	PROFESSIONAL CORPORATION

OSK Capital III Corp.

(A Development Stage Company)
BALANCE SHEET
December 31, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 214

Total current assets	214

TOTAL ASSETS	$ 214

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ -

Total current liabilities	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000
shares authorized; 3,316,000 shares issued and
outstanding	3,316
Additional paid-in capital	70,082
Deficit accumulated during the development
stage	(73,184)

214

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 214

The accompanying notes are an integral part of the financial statements.

OSK Capital III Corp.
(A Development Stage Company)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
	For the period
	from inception	For the year	For the year
	(March 2, 1999)	ended	ended
	to December 31,	December 31,	December 31,
	2002	2002	2001

REVENUES	$ -	$ -	$ -

EXPENSES
Selling, general and administrative	73,184	4,094	2,251

Total expenses	73,184	4,094	2,251

NET LOSS	(73,184)	(4,094)	(2,251)

Accumulated deficit

Balance, beginning of period	-	(69,090)	(66,839)

Balance, end of period	$ (73,184)	$ (73,184)	$ (69,090)

NET LOSS PER SHARE	$ (0.02)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	3,276,429	3,316,000	3,316,000

The accompanying notes are an integral part of the financial statements.

OSK Capital III Corp.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (March 2, 1999) to December 31, 2002
				Deficit
				accumulated
	Common stock		Additional	during the	Total
	Number of		paid-in	development	stockholders'
	shares	Amount	capital	stage	equity

Common stock issued for
cash and services,
May 26, 1999
at $0.02 per share	3,150,000	$ 3,150	$ 59,850	$ -	$ 63,000

Common stock issued for
cash, May 26, 1999
at $0.02 per share	31,000	31	589	-	620

Net loss for the period ended
December 31, 1999	-	-	-	(60,897)	(60,897)

Balance, December 31, 1999	3,181,000	3,181	60,439	(60,897)	2,723

Common stock issued for
services, April 5, 2000
at $0.03 per share	35,000	35	1,015	-	1,050

Common stock issued for
cash, April 19, 2000
at $0.03 per share	100,000	100	2,900	-	3,000

Net loss for the year ended
December 31, 2000	-	-	-	(5,942)	(5,942)

Balance, December 31, 2000	3,316,000	3,316	64,354	(66,839)	831

Shareholder contributions
November 16, 2001	-	-	1,978	-	1,978

Net loss for the year ended
December 31, 2001	-	-	-	(2,251)	(2,251)

Balance, December 31, 2001	3,316,000	3,316	66,332	(69,090)	558

Shareholder contributions
September 23, 2002	-	-	3,750	-	3,750

Net loss for the year ended
December 31, 2002	-	-	-	(4,094)	(4,094)

Balance, December 31, 2002	3,316,000	$ 3,316	$ 70,082	$ (73,184)	$ 214

The accompanying notes are an integral part of the financial statements.

OSK Capital III Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	For the period
	from inception	For the year	For the year
	(March 2, 1999)	ended	ended
	to December 31,	December 31,	December 31,
	2002	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (73,184)	$ (4,094)	$ (2,251)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Increase (decrease) in accounts payable	-	(426)	70
Stock issued for services	60,900	-	-

Net cash flows from operating activities	(12,284)	(4,520)	(2,181)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	5,728	3,750	1,978
Issuance of common stock	6,770	-	-

Net cash flows from financing activities	12,498	3,750	1,978

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	214	(770)	(203)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	984	1,187

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 214	$ 214	$ 984

The accompanying notes are an integral part of the financial statements.

OSK Capital III Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002

1.        Summary of Significant Accounting Policies

Development Stage Company

OSK Capital III Corp. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on March 2, 1999. The principal office of the corporation is P.O. Box 461029, Glendale, Colorado 80220.

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

Consideration of Other Comprehensive Income Items

SFAF 130 -- Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2002 and 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.        Stockholders' Equity

As of December 31, 2002, 25,000,000 shares of the Company's $0.001 par value common stock had been authorized, of which 3,316,000 were issued and outstanding.

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

4.        Income Taxes

The Company has Federal net operating loss carryforwards of approximately $73,183 expiring between the years 2019 through 2021. The tax benefit of these net operating losses is approximately $13,932 and has been offset by a full allowance for realization. For the year ended December 31, 2002, the allowance increased by $932. This carryforward may be limited upon consummation of a business combination under IRC Section 381.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

ITEM 8A.        CONTROLS AND PROCEDURES.

        The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a companys controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

        Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2002, to provide reasonable assurance of the achievement of these objectives.

        There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2002, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Deborah A. Salerno	49	President and a Director since March, 1999
Frank L. Kramer	60	Secretary, Treasurer, and a Director since March, 1999

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

Biographical Information

DEBORAH A. SALERNO

        Deborah A. Salerno, 49, is the Company's President and a director and a director, positions she held since March 1999. She is president and sole owner of DAS Consulting LLC, a private entity located in New York City providing financial consulting services to corporations since 1988. Ms. Salerno was formerly president and a director of Bishop Equities, Inc., a position she resigned from in March 1999. She has also acted as president and director of New York Regional Rail Corp. (1999) and as secretary and director of Park Hill Capital I Corp. (1999) and Franklyn Resources I, Inc. (1999). Ms. Salerno is the secretary/treasurer and a director of Franklyn Resources II, Inc. and Franklyn Resources III, Inc. and a director and president of OSK Capital II Corp. and Park Hill Capital III Corp. Ms. Salerno is also the secretary/treasurer and a director of Park Hill Capital II Corp.

FRANK L. KRAMER

        Mr. Kramer is the Secretary, Treasurer and a director of the Company. He retired in 2001 from his activities as a self-employed financial consultant, a pursuit he had engaged in for twenty years. He currently serves as an officer and/or director in a number of private shells which registered their securities under the Securities and Exchange Act of 1934. These shells are currently for sale and/or merger, and thus could be considered as being in competition with the Company. Mr. Kramer does intend to present the Company as a first priority to any private opportunity which is available. Details with respect to these public shells and other blind pool merger transactions he has been involved with in the past are set forth below.

        Following his graduation from Louisiana State University with a degree in Business Administration in 1964, Mr. Kramer served as an officer for three years in the U.S. Navy, whereupon he was employed by New York Life Insurance Company in the capacity of general manager until he entered into his financial consultant activities.

Compliance With Section 16(a) of the Exchange Act.

        For the fiscal year ending December 2002, all of the company's officers, directors and principal shareholders are delinquent in filing reports required under Section 16(a).

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

        31.1         Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

        31.2         Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

        32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)         No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Comiskey & Co for audit of the Company's annual financial statements were $2,400 for the fiscal year ended December 31, 2002, and $1,447 for the fiscal year ended December 31, 2001. The aggregate fees billed by Comiskey & Co for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $583 during the period ended December 31, 2002 and $1,204 during the period ended December 31, 2001.

Audit-Related Fees

Comiskey & Co did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2002 or December 31, 2001.

Tax Fees

The aggregate fees billed by Comiskey & Co. for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2002 and $175 for the fiscal year ended December 31, 2001.

All Other Fees

Comiskey & Co did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2002 and December 31, 2001.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSK CAPITAL III CORP.

By: /S/ DEBORAH A. SALERNO
Deborah A. Salerno, President and a Director

Date: January 28, 2004

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ DEBORAH A. SALERNO
Deborah A. Salerno, President and a Director

Date: January 28, 2004

By: /S/ FRANK L. KRAMER
Frank L. Kramer, Secretary and a Director

Date: January 28, 2004