Form 10KSB
period 2003-12-31
OSK CAPITAL III CORP
filed 2004-04-08
CIK 1107565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _ to _.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,316,000 as of December 31, 2003.

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

At of the end of its fiscal year ending December 31, 2003, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2003.

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

The Company remains in the development stage. Since inception, it has received cash proceeds of $6,770 from sale of stock, and has issued shares for services valued at $60,900. It has also received additional cash contributions of $8,428 from certain shareholders without the issuance of additional shares. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the fiscal year ended December 31, 2003, reflects a current asset value of $1,739, which is in the form of cash and cash equivalents, current liabilities of $38, and a deficit of $74,397 accumulated during the development stage.

Results of Operations

During the period from March 2, 1999 (inception) through December 31, 2003, the Company has accumulated a deficit of $74,397. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

After the first quarter of 2002, the Company remained dormant for the remainder of 2002 and throughout most of 2003. The Company incurred no expenses for legal and accounting fees after the third quarter of 2003, and it also ceased all efforts related to seeking a suitable merger or acquisition candidate during the period it remained dormant.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2003 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in December 2003, the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10KSB for the period ended December 31, 2003, the Company is current in compliance with its reporting obligations under the Securities Exchange Act of 1934.

For the fiscal year ending December 31, 2004, the Company's plan of operations is to remain current in compliance with its reporting obligations under the Sec urities Exchange Act of 1934 and to engage in efforts to locate a suitable merger or acquisition candidate. The Company will require additional capital in order to pay the costs associated with making required filings and seeking out suitable merger or acquisition candidates.

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

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
OSK Capital III Corp.

We have audited the accompanying balance sheet of OSK Capital III Corp. (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 2003 and 2002, and for the period from inception (March 2, 1999) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OSK Capital III Corp. as of December 31, 2003 and the results of its operations and cash flows for each of the years ended December 31, 2003 and 2002, and for the period from inception (March 2, 1999) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado March 16, 2004
/s/ COMISKEY & COMPANY PROFESSIONAL CORPORATION

OSK Capital III Corp.
(A Development Stage Company)
BALANCE SHEET
December 31, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 1,739

Total current assets	1,739

TOTAL ASSETS	$ 1,739

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 38

Total current liabilities	38

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000
shares authorized; 3,316,000 shares issued and
outstanding	3,316
Additional paid-in capital	72,782
Deficit accumulated during the development
stage	(74,397)

1,701

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,739

The accompanying notes are an integral part of the financial statements.

OSK Capital III Corp.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception	For the year	For the year
	(March 2, 1999)	ended	ended
	to December 31,	December 31,	December 31,
	2003	2003	2002

REVENUES	$ -	$ -	$ -

EXPENSES
Selling, general and administrative	74,397	1,213	4,094

Total expenses	74,397	1,213	4,094

NET LOSS	(74,397)	(1,213)	(4,094)

Accumulated deficit

Balance, beginning of period	-	(73,184)	(69,090)

Balance, end of period	$ (74,397)	$ (74,397)	$ (73,184)

NET LOSS PER SHARE	$ (0.02)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,284,612	3,316,000	3,316,000

The accompanying notes are an integral part of the financial statements.

OSK Capital III Corp.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the period from inception (March 2, 1999) to December 31, 2003

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	Number of		paid-in	development	stockholders'
	shares	Amount	capital	stage	equity
Common stock issued for
cash and services,
May 26, 1999
at $0.02 per share	3,150,000	$ 3,150	$ 59,850	$ -	$ 63,000

Common stock issued for
cash, May 26, 1999
at $0.02 per share	31,000	31	589	-	620

Net loss for the period ended
December 31, 1999	-	-	-	(60,897)	(60,897)

Balance, December 31, 1999	3,181,000	3,181	60,439	(60,897)	2,723

Common stock issued for
services, April 5, 2000
at $0.03 per share	35,000	35	1,015	-	1,050

Common stock issued for
cash, April 19, 2000
at $0.03 per share	100,000	100	2,900	-	3,000

Net loss for the year ended
December 31, 2000	-	-	-	(5,942)	(5,942)

Balance, December 31, 2000	3,316,000	3,316	64,354	(66,839)	831

Shareholder contributions
November 16, 2001	-	-	1,978	-	1,978

Net loss for the year ended
December 31, 2001	-	-	-	(2,251)	(2,251)

Balance, December 31, 2001	3,316,000	3,316	66,332	(69,090)	558

Shareholder contributions
September 23, 2002	-	-	3,750	-	3,750

Net loss for the year ended
December 31, 2002	-	-	-	(4,094)	(4,094)

Balance, December 31, 2002	3,316,000	3,316	70,082	(73,184)	214

Shareholder contributions	-	-	2,700	-	2,700

Net loss for the year ended
December 31, 2003	-	-	-	(1,213)	(1,213)

Balance, December 31, 2003	3,316,000	$ 3,316	$ 72,782	$ (74,397)	$ 1,701

The accompanying notes are an integral part of the financial statements.

OSK Capital III Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	For the period
	from inception	For the year	For the year
	(March 2, 1999)	ended	ended
	to December 31,	December 31,	December 31,
	2003	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (74,397)	$ (1,213)	$ (4,094)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Increase (decrease) in accounts payable	38	38	(426)
Stock issued for services	60,900	-	-

Net cash flows from operating activities	(13,459)	(1,175)	(4,520)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	8,428	2,700	3,750
Issuance of common stock	6,770	-	-

Net cash flows from financing activities	15,198	2,700	3,750

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	1,739	1,525	(770)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	214	984

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 1,739	$ 1,739	$ 214

The accompanying notes are an integral part of the financial statements.

OSK Capital III Corp.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

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

Consideration of Other Comprehensive Income Items

SFAF 130 -- Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 2003 and 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.         Stockholders' Equity

As of December 31, 2003, 25,000,000 shares of the Company's $0.001 par value common stock had been authorized, of which 3,316,000 were issued and outstanding.

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

4.         Income Taxes

The Company has Federal net operating loss carryforwards of approximately $74,396 expiring between the years 2019 through 2021. The tax benefit of these net operating losses is approximately $16,183 and has been offset by a full allowance for realization. For the year ended December 31, 2003, the allowance increased by $2,251. This carryforward may be limited upon consummation of a business combination under IRC Section 381.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Biographical Information

DEBORAH A. SALERNO

Deborah A. Salerno, 49, is the Company's President and a director, positions she has held since March 1999. She is president and sole owner of DAS Consulting LLC, a private entity located in New York City providing financial consulting services to corporations since 1988. Ms. Salerno was formerly president and a director of Bishop Equities, Inc., a position she resigned from in March 1999. She has also acted as president and director of New York Regional Rail Corp. (1999) and as secretary and director of Park Hill Capital I Corp. (1999) and Franklyn Resources I, Inc. (1999). Ms. Salerno is the secretary/treasurer and a director of Franklyn Resources II, Inc. and Franklyn Resources III, Inc. and a director and president of OSK Capital II Corp. and Park Hill Capital III Corp. Ms. Salerno is also the secretary/treasurer and a director of Park Hill Capital II Corp.

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

Compliance With Section 16(a) of the Exchange Act.

Deborah A. Salerno is delinquent in filing an Annual Statement of Beneficial Ownership of Securities on Form 5 for the fiscal year ending December 31, 2003.

Audit Committee and Audit Committee Financial Expert

The entire board of directors of the Company serves as its audit committee. The Company does not have an audit committee financial expert serving on its audit committee because it believes that the time and expense associated with locating such a financial expert is not justified during the time that the Company remains in the development stage as a blind pool or blank check company.

Code of Ethics

The Company has adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. A copy of this code of ethics is attached to this Form 10KSB as an exhibit.

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

31.1         Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2         Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2003.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Comiskey & Co for audit of the Company's annual financial statements were $ 1,800 for the fiscal year ended December 31, 2003, and $2,400 for the fiscal year ended December 31, 2002. The aggregate fees billed by Comiskey & Co for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $600 during the period ended December 31, 2003 and $583 during the period ended December 31, 2002.

Audit-Related Fees

Comiskey & Co did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2003 or December 31, 2002.

Tax Fees

The aggregate fees billed by Comiskey & Co. for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2003 and $0 for the fiscal year ended December 31, 2002.

All Other Fees

Comiskey & Co did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2003 and December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSK CAPITAL III CORP.

By: /S/ DEBORAH A. SALERNO
Deborah A. Salerno, President and a Director

Date: April 8, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ DEBORAH A. SALERNO
Deborah A. Salerno, President and a Director

Date: April 8, 2004

By: /S/ FRANK L. KRAMER
Frank L. Kramer, Secretary and a Director

Date: April 8, 2004