Form 10QSB
period 2004-06-30
OSK CAPITAL III CORP
filed 2004-08-13
CIK 1107565

Form 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



(X)  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2004.

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

 Yes __X__  No _____


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

	Class of Securities				Share   Outstanding
					                at June 30, 2004
	-------------------				-------------------

 Common Stock, $.001 par value 				3,316,000

Transitional Small Business Disclosure Format

Yes _____     No __X__

						INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the six months ended June 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                         OSK CAPITAL III CORP.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended June 30, 2004



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                             OSK CAPITAL III CORP.
                         (A Development Stage Company)
                                BALANCE SHEET
                               June 30, 2004


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   1,614
                                                     ---------

     Total current assets                                1,614
                                                     ---------


     TOTAL ASSETS                                    $   1,614
                                                     =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                  $   1,198
                                                     ---------

     Total current liabilities                           1,198

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,316,000 shares issued and
     outstanding                                         3,316
   Additional paid-in capital                           74,895
   Deficit accumulated during the
   development stage                                   (77,794)
                                                     ---------
                                                           416
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                       $   1,614
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                           OSK CAPITAL III CORP.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS

                    For the
                    period from  For the     For the     For the    For the
                    inception    three       three       six	    six
                    (March 2,    months      months      months     months
                    1999) to     ended       ended       ended	    ended
                    June 30,     June 30,    June 30,    June 30,   June 30,
                    2004         2004        2003        2004 	    2003
                    -----------  ----------  ----------  ---------  ---------

REVENUES            $         -  $        -  $        -	         -          -
                    -----------  ----------  ----------  ---------  ---------

EXPENSES
  Selling, general &
  administrative         77,794       1,511           -      3,398        175
                    -----------  ----------  ----------  ---------  ---------

      Total expenses     77,794       1,511           -      3,398        175
                    -----------  ----------  ----------  ---------  ---------

NET INCOME/(LOSS)       (77,794)     (1,511)          -     (3,398)      (175)

Accumulated deficit
  Balance, Beginning
  of period                   -     (76,284)    (73,359)   (74,397)   (73,184)
                    -----------  ----------  ----------  ---------  ---------

 Balance,
 End of period      $   (77,794)  $ (77,794)  $ (73,359) $ (77,794) $ (73,359)
                    ===========   =========   =========  =========  =========
NET LOSS PER SHARE  $     (0.02)  $    (NIL)  $    (NIL) $    (NIL) $    (NIL)
                    ===========   =========   =========   ========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,287,546   3,316,000   3,316,000  3,316,000  3,316,000
                    ===========  ==========  ==========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  2

                              OSK CAPITAL III CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (March 2,       For the six   For the six
                                   1999) to        months ended  months ended
                                   June 30,        June 30,      June 30,
                                   2004            2004          2003
                                   --------------  ------------  ------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (77,794) $     (3,398) $     (  175)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Increase in accounts payable         1,198         1,160             -
       Stock issued for services           60,900             -             -
                                   --------------  ------------  ------------

  Net cash flows from
   operating activities                   (15,696)       (2,238)         (175)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES
  Shareholder Contributions		   10,541         2,113             -
  Issuance of common
   stock                                    6,770             -             -
                                   --------------  ------------  ------------

  Net cash flows from
   financing activities                    17,311         2,113             -
                                   --------------  ------------  ------------

  Net increase (decrease)
   in cash and cash
   equivalents                              1,614          (125)         (175)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -         1,739           214
                                   --------------  ------------ -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        1,614  $      1,614  $         39
                                   ==============  ============  ============

The accompanying notes are an integral part of the financial statements.
                                 3

                              OSK CAPITAL III CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               June 30, 2004



1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by OSK Capital
III Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinionof management, are necessary to a fair presentation of financial position and results of operations All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003.

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $17,311 from its inside capitalization funds.
The Company's balance sheet for the period ending June 30, 2004 reflects a current asset value and a total asset value of $1,614, in the form of cash, as compared to $39 in current and total assets as of June 30, 2003.

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

Results of Operations

        During the period from March 2, 1999 (inception) through June 30, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarter ended June 30, 2004 and 2003, the Company showed net losses of $548 and $1,511, respectively. From inception the Company has experienced losses of $77,794, of which $60,900 was settled for shares of stock in the Company. The increase in net loss is attributed primarily to timing differences of costs related to the compliance with reporting standards.


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

                                                OSK CAPITAL III CORP.

Date: August 2, 2004                            ---------------------
			                        By: /s/ Frank Kramer,
						Chief Financial Officer