Form 10QSB
period 2004-09-30
OSK CAPITAL III CORP
filed 2004-11-12
CIK 1107565

Form 10-QSB
                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



(X)  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2004.

( ) Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File No:   000-30023

                           OSK CAPITAL III CORP.
                 ---------------------------------------
                 (Name of small business in its charter)

      Colorado                              84-1491676
------------------------               -----------------------
(State or other                      (IRS Employer Id.  No.)
jurisdiction of Incorporation)

P. O. Box 461029, Glendale, CO                             80220
---------------------------------------------------------------------
(Address of executive offices)                             Zip Code

                    (303) 394-1187
---------------------------------------------------------------------
(Issuer's telephone number, including area code)


----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes __X__  No _____


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

	Class of Securities				Shares Outstanding
                                                        at September 30, 2004
	-------------------				-------------------

 Common Stock, $.001 par value 				3,326,000

Transitional Small Business Disclosure Format

Yes _____     No __X__

						INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       (a) The financial statements of registrant for the nine months ended September 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                         OSK CAPITAL III CORP.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended September 30, 2004



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                             OSK CAPITAL III CORP.
                         (A Development Stage Company)
                                BALANCE SHEET
                              September 30, 2004


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     416
                                                     ---------

     Total current assets                                  416
                                                     ---------


     TOTAL ASSETS                                    $     416
                                                     =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                  $   1,000
                                                     ---------

     Total current liabilities                           1,000

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value;
     125,000,000 shares authorized;
     3,326,000 shares issued and
     outstanding                                         3,326
   Additional paid-in capital                           74,895
   Deficit accumulated during the
   development stage                                   (78,805)
                                                     ---------
                                                          (584)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                       $     416
                                                     =========

The accompanying notes are an integral part of the financial statements.

                           OSK CAPITAL III CORP.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS

                    For the
                    period from  For the     For the     For the    For the
                    inception    three       three       nine       nine
                    (March 2,    months      months      months     months
                    1999) to     ended       ended       ended	    ended
                    Sept 30,     Sept 30,    Sept 30,    Sept 30,   Sept 30,
                    2004         2004        2003        2004 	    2003
                    -----------  ----------  ----------  ---------  ---------

REVENUES            $         -  $        -  $        -	         -          -
                    -----------  ----------  ----------  ---------  ---------

EXPENSES
  Selling, general &
  administrative         78,805       1,010           -      4,408        175
                    -----------  ----------  ----------  ---------  ---------

      Total expenses     78,805       1,010           -      4,408        175
                    -----------  ----------  ----------  ---------  ---------

NET INCOME/(LOSS)       (78,805)     (1,010)          -     (4,408)      (175)

Accumulated deficit
  Balance, Beginning
  of period                   -     (77,795)    (73,359)   (74,397)   (73,184)
                    -----------  ----------  ----------  ---------  ---------

 Balance,
 End of period      $   (78,805)  $ (78,805)  $ (73,359) $ (78,805) $ (73,359)
                    ===========   =========   =========  =========  =========
NET LOSS PER SHARE  $     (0.02)  $    (NIL)  $    (NIL) $    (NIL) $    (NIL)
                    ===========   =========   =========   ========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,287,546   3,326,000   3,316,000  3,326,000  3,316,000
                    ===========  ==========  ==========  =========  =========

The accompanying notes are an integral part of the financial statements.

                              OSK CAPITAL III CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (March 2,       For the nine  For the nine
                                   1999) to        months ended  months ended
                                   Sept 30,        Sept 30,      Sept 30,
                                   2004            2004          2003
                                   --------------  ------------  ------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (78,805) $     (4,408) $       (175)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Increase in accounts payable         1,000           962             -
       Stock issued for services           60,910            10             -
                                   --------------  ------------  ------------

  Net cash flows from
   operating activities                   (16,895)       (3,436)         (175)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES
  Shareholder Contributions		   10,541         2,113             -
  Issuance of common
   stock                                    6,770             -             -
                                   --------------  ------------  ------------

  Net cash flows from
   financing activities                    17,311         2,113             -
                                   --------------  ------------  ------------

  Net increase (decrease)
   in cash and cash
   equivalents                                416        (1,323)         (175)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -         1,739           214
                                   --------------  ------------ -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $          416  $        416  $         39
                                   ==============  ============  ============

The accompanying notes are an integral part of the financial statements.

                              OSK CAPITAL III CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004



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

2.  Changes in Stockholders' Equity
    -------------------------------

On September 14, 2004 the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 125,000,000.

On September 10, 2004, the Company issued 10,000 shares of its $0.001 par value common stock to an unaffiliated individual for services valued at $10.

There were no other issuances of common stock for the period ended September 30, 2004.

Item 2.         Management's Discussion and Analysis Of Financial
                Conditions and Results of Operations.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $17,311 from its inside capitalization funds.
The Company's balance sheet for the period ending September 30, 2004 reflects a current asset value and a total asset value of $416, in the form of cash, as compared to $39 in current and total assets as of September 30, 2003.

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

Results of Operations

        During the period from March 2, 1999 (inception) through September 30, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarter ended September 30, 2004 and 2003, the Company showed net losses of $1,010 and $0, respectively. From inception the Company has experienced losses of $78,805, of which $60,910 was settled for shares of stock in the Company. The increase in net loss is attributed primarily to timing differences of costs related to the compliance with reporting standards.

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


Item 3. Controls and Procedures

        As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES

In September 2004 the Company issued 10,000 shares of the Company's Common Stock to an unaffiliated individual as compensation for services. The shares were valued at a total fair market value of $10, or $0.001 per share. The shares have not been registered under the Securities Act of 1933, as amended, or state securities laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission under the Securities Act, or an applicable exemption therefrom.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

on July 29, 2004, the Company received the written consent, in lieu of a meeting of stockholders, from the holders of a majority of the Company's outstanding voting stock, approving an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 125,000,000. After filing and mailing an Information Statement on Schedule 14C to all of its stockholders, the Company amended its Certificate of Incorporation on September 14, 2004.

ITEM 5.  OTHER INFORMATION
None

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

                                                OSK CAPITAL III CORP.

Date: November 12, 2004                         /s/ Deborah Salerno
                                                ---------------------
			                        By: Deborah Salerno,
						Chief Executive Officer

                                                                 Exhibit 31.1
                               CERTIFICATIONS

I, Deborah Salerno, certify that:

1. I have reviewed this quarterly report for the period ended September 30, 2004 on Form 10-QSB of OSK Capital III Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us, particularly during the period in which this report is being prepared. The small business issuer has no consolidated or uncosolidated subsidiaries;

   b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.
                                                       By: /s/ Deborah Salerno
Date: November 12, 2004                                -----------------------
                                                       Deborah Salerno
                                                       Chief Executive Officer



                                                                 Exhibit 32.1


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of OSK Capital III Corp(the "Company") on Form 10-QSB for the quarterly period ending September 30, 2004 (the "Report"), I, Deborah Salerno, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.



/s/ Deborah Salerno
------------------------
Deborah Salerno
Chief Executive Officer
November 12, 2004