Form 10KSB
period 2004-12-31
OSK CAPITAL III CORP
filed 2005-04-07
CIK 1107565

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year ended December 31, 2004
                         Commission file number: 0-30023


                              OSK CAPITAL III CORP.


             (Exact name of registrant as specified in its charter)

              Nevada                                   84-1491676
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


        1 Place Ville-Marie, Suite 2821, Montreal, Quebec Canada H3B 4R4

               (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code: 514-448-6710


      Copies of all communications, including all communications sent to the agent for service, should be sent to:


                         Joseph I. Emas, Attorney at Law
                             1224 Washington Avenue
                           Miami Beach, Florida 33139
                             Telephone: 305.531.1174

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      State issuer's revenues for its most recent fiscal year: $0.00 million.

      State the aggregate market value of the voting stock held by non-affiliates of the registrant on April 7, 2005, computed by reference to the price at which the stock was sold on that date: $0.00

APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      3,326,000 shares of Common Stock, $.001 par value, as of March 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act") to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to the Items in Part III.

Transitional Small Business Disclosure Format (check one)
         Yes [ ] No [X]

                              OSK CAPITAL III CORP.
                              Report on Form 10KSB
                   For the Fiscal Year Ended December 31, 2004

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                     PART I
Item 1      Description of the Business ........................................................    1
Item 2      Description of the Property ........................................................   11
Item 3      Legal Proceedings ..................................................................   11
Item 4      Submission of Matters to Vote of Security Holders ..................................   12

                                     PART II

Item 5      Market for Common Equity and Related Stockholder Matters ...........................   13
Item 6      Management's Discussion and Analysis ...............................................   14
Item 7      Financial Statements ...............................................................   18
Item 8      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   18
Item 8A     Controls and Procedures ............................................................   18
Item 8B     Other Information ..................................................................   18

                                    PART III

Item 9      Directors, Executive Officers, Promoters and Control Persons .......................   19
Item 10     Executive Compensation .............................................................   21
Item 11     Security Ownership of Certain Beneficial Owners and Management .....................   23
Item 12     Certain Relationships and Related Transactions .....................................   24

                                     PART IV

Item 13     Exhibits and Reports on Form 8-K ...................................................   26
Item 14     Principal Accountant Fees and Services .............................................   27

Signatures .....................................................................................   28

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                               SUMMARY INFORMATION

This summary highlights important information about our company and business. Because it is a summary, it may not contain all of the information that is important to you. To understand this offering fully, you should read this entire report on Form 10-KSB and the financial statements and related notes included in this report on Form 10-KSB carefully. Unless the context requires otherwise, "we," "us," "our", " and the "company" and similar terms refer to OSK CAPITAL III CORP., and our subsidiaries collectively, while the term "Coach" refers to OSK CAPITAL III CORP. in its corporate capacity.

General

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

On March 14, 2005, we completed our acquisition of Ideal Medical Inc., a Texas corporation, pursuant to an Agreement and Plan of Merger, the form of which is attached as Exhibit 2.1 hereto. At the effective time of the merger, Ideal Medical Inc. will be merged with and into our wholly owned subsidiary, OSK Acquisition Corp., a Florida corporation, which will be subsequently dissolved and merged into our company. On March 28, 2005, we determined that the Closing Date shall be March 30, 2005.

All of the outstanding shares of Ideal Medical Inc. common stock shall be converted by virtue of the merger at the Closing Date into shares of our common stock (the "Merger Securities"). On or before the Closing Date, March 30, 2005, each Shareholder of Ideal Medical Inc. shall surrender their outstanding shares of Ideal Medical Inc. common stock existing immediately prior to the Closing Date. Until so surrendered, any outstanding certificates or other documentation which, prior to the Closing Date represented outstanding shares of Ideal Medical Inc. common stock, shall be deemed for all corporate purposes to be surrendered. Upon such surrender, shares of Ideal Medical Inc. common stock so surrendered shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist.

Other Entities

The previous directors and principal shareholders of the Company are also the officers, directors and principal shareholders of eight other corporations which were formed at the same time as the Company. Each of these other corporations has the same business plan as the Company. On March 16, 2005 Frank Kramer and Deborah Salerno resigned as officers of OSK CAPITAL III CORP. and resigned as members of the Board of Directors of OSK CAPITAL III CORP. Further to the resignation of Ms. Salerno and Mr. Kramer, Francis Mailhot remains the sole director and has been nominated as President and CEO of the Company.

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

Administrative Offices

The Company currently maintains a mailing address at 1 Place Ville-Marie, Suite 2821, Montreal, Quebec Canada H3B 4R4. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 1 Place Ville-Marie, Suite 2821, Montreal, Quebec Canada H3B 4R4. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against the Company or its subsidiaries. Notwithstanding, from time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2004

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 36 persons of record. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

Dividend Policy

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-KSB. This Annual Report, including the following Management's Discussion and Analysis, and other reports filed by the Registrant from time to time with the Securities and Exchange Commission (collectively the "Filings") contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made in our Filings. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

The Company remains in the development stage. Since inception, it has received cash proceeds of $6,770 from sale of stock, and has issued shares for services valued at $60,900. It has also received additional cash contributions of $8,428 from certain shareholders without the issuance of additional shares. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the fiscal year ended December 31, 2004 reflects a current asset value of $1,570, which is in the form of cash and cash equivalents, current liabilities of $2,538, and a deficit of $81,876 accumulated during the development stage.

Results of Operations

During the period from March 2, 1999 (inception) through December 31, 2003, the Company has accumulated a deficit of$81,876. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2003 and 2004 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in December 2003, the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10KSB for the period ended December 31, 2004, the Company is current in compliance with its reporting obligations under the Securities Exchange Act of 1934.

For the fiscal year ending December 31, 2004, the Company's plan of operations is to remain current in compliance with its reporting obligations under the Securities Exchange Act of 1934 and to engage in efforts to locate a suitable merger or acquisition candidate. The Company will require additional capital in order to pay the costs associated with making required filings and seeking out suitable merger or acquisition candidates.

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

On March 14, 2005, we completed our acquisition of Ideal Medical Inc., a Texas corporation, pursuant to an Agreement and Plan of Merger, the form of which is attached as Exhibit 2.1 hereto. At the effective time of the merger, Ideal Medical Inc. will be merged with and into our wholly owned subsidiary, OSK Acquisition Corp., a Florida corporation, which will be subsequently dissolved and merged into our company. On March 28, 2005, we determined that the Closing Date shall be March 30, 2005.

All of the outstanding shares of Ideal Medical Inc. common stock shall be converted by virtue of the merger at the Closing Date into shares of our common stock (the "Merger Securities"). On or before the Closing Date, March 30, 2005, each Shareholder of Ideal Medical Inc. shall surrender their outstanding shares of Ideal Medical Inc. common stock existing immediately prior to the Closing Date. Until so surrendered, any outstanding certificates or other documentation which, prior to the Closing Date represented outstanding shares of Ideal Medical Inc. common stock, shall be deemed for all corporate purposes to be surrendered. Upon such surrender, shares of Ideal Medical Inc. common stock so surrendered shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

ITEM 7. FINANCIAL STATEMENTS

See "Index to Financial Statements" for a description of the financial statements included in this Form 10-KSB.

Consolidated balance sheet at December 31, 2004 and 2003

Consolidated statements of operations for the years ended December 31, 2004 and for the period from June 2, 2000 (inception) through December 31, 2003

Consolidated statements of shareholders' equity at December 31, 2004 and for the period from June 2, 2000 (inception) through December 31,2003

Consolidated statements of cash flows for the years ended December 31, 2004 and for the period from June 2, 2000 (inception) through December 31,2003

Notes to consolidated financial statements for the years ended December 31, 2004 and 2003

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes or disagreements with our Accountants during the last two years.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

On March 16, 2005 Frank Kramer and Deborah Salerno resigned as officers of OSK CAPITAL III CORP. and resigned as members of the Board of Directors of OSK CAPITAL III CORP. Further to the resignation of Ms. Salerno and Mr. Kramer, Francis Mailhot remains the sole director and has been nominated as President and CEO of the Company.

The directors and executive officers currently serving the Company are as follows:


Name                     Age          Positions Held and Tenure
----                     ---          -------------------------
Francis Mailhot                       President and a Director since March, 2005


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

Biographical Information

Francis Mailhot, 32, is Managing Director at Finkelstein Capital Inc, a Mergers & Acquisition boutique firm specialized in the smallcap market. Mr. Mailhot was President and CEO of Northwest Horizon a US reporting corporation, to coordinate the reverse merger with Dairy Fresh Farms Inc. He was also President and CEO of Millennium Capital Ventures Holdings Inc. during the merger with Nuevo Financial Inc.(Formerly Telediscount Communications Inc.) a New York based corporation and was President and CEO of OSK Capital III during the merger with Ideal Medical Inc. a Houston , Texas based corporation. Prior to that he was a key player in coordinating many deals in the smallcap market. He was also instrumental in helping companies positioning themselves for new round of financing. Mr Mailhot has also operated businesses in the telecom industry in the 90's. He pursued his studies in finance at Montreal's Hautes Etudes Commerciales (HEC) from 1991 to 1994 and is an active participant to the New York Capital Roundtable and also a member of the Canadian Association of New York.

Compliance With Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, executives officers and holders of more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons or that such Form 5's would be filed, the Company believes that, during fiscal 2004, all filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with.

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

Name and Address                   Number of Shares Owned       Percent of Class
                                             Beneficially                  Owned

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

On March 16, 2005 Frank Kramer and Deborah Salerno resigned as officers of OSK CAPITAL III CORP. and resigned as members of the Board of Directors of OSK CAPITAL III CORP. Further to the resignation of Ms. Salerno and Mr. Kramer, Francis Mailhot remains the sole director and has been nominated as President and CEO of the Company.

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

Conflicts of Interest

None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. Each of the Company's previous officers and directors also are officers, directors, or both of several other Colorado based development-stage corporation in the same business as the Company. These companies may be in direct competition with the Company for available opportunities. On March 16, 2005 Frank Kramer and Deborah Salerno resigned as officers of OSK CAPITAL III CORP. and resigned as members of the Board of Directors of OSK CAPITAL III CORP. Further to the resignation of Ms. Salerno and Mr. Kramer, Francis Mailhot remains the sole director and has been nominated as President and CEO of the Company.

                                     PART IV

ITEM 13. EXHIBITS

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

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2004.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

For Year Ended December 31, 2004.

Audit Fees

The aggregate fees billed by Schwartz Levitsky Feldman LLP for audit of the Company's annual financial statements were $2,500 for the fiscal year ended December 31, 2004, which included the aggregate fees billed by Schwartz Levitsky Feldman LLP for review of the Company's financial statements included in its quarterly reports on Form 10-QSB.

Audit-Related Fees

Schwartz Levitsky Feldman LLP did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2004.

Tax Fees

The aggregate fees billed by Schwartz Levitsky Feldman LLP for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2004. All Other Fees Schwartz Levitsky Feldman LLP did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2004.

For Year Ended December 31, 2003.

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

Item 7. Financial Statements

                          Index to Financial Statements

Description                                                                                        Page
Report of Independent Registered Certified Public Accounting Firm................................   F-1

Consolidated balance sheet at December 31, 2004 and 2003.........................................   F-2

Consolidated statements of operations for the for the year ended December 31, 2004 and
       for the period from January 8, 2003 (inception) through December 31, 2003.................   F-3

Consolidated statements of shareholders' equity for the year ended December 31, 2004 and
       for the period from June 2, 2000 (inception) through December 31, 2003....................   F-4

Consolidated statements of cash flows for the year ended December 31, 2004 and
       for the period from June 2, 2000 (inception) through December 31, 2003....................   F-5

Notes to consolidated financial statements for the year ended December 31, 2004 and
       for the period from June 2, 2000 (inception) through December 31, 2003....................   F-6

                           OSK CAPITAL III CORPORATION

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                           OSK CAPITAL III CORPORATION
                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                                TABLE OF CONTENTS

Report of Independent Auditors                                                 1
Balance Sheet                                                                  2
Statement of Operations                                                        3
Statement of Cash Flows                                                        4
Statement of Stockholders' Equity                                              5
Notes to Financial Statements                                                6-7

Schwartz Levitsky Feldman LLP
COMPTABLES AGREES
CHARTERED ACCOUNTANTS
MONTREAL, TORONTO, OTTAWA



REPORT OF INDEPENDENT AUDITORS

To the Stockholders of
Osk Capital III Corporation
(A Development Stage Company)

We have audited the balance sheets of Osk Capital III Corporation (A Development Stage Company) as at December 31, 2004 and the related statements of operations and stockholders' equity and cash flows for the years then ended December 31, 2004 and 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osk Capital III Corporation as at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the year ended December 31, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.

Since the accompanying financial statements have been prepared assuming the company will continue as a going concern. As outlined in note 1 to the consolidated financial statements, the company has no established source of revenue and has not commenced any commercial operations. This raises substantial doubt that its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as at December 31, 2003 and for the year then ended were audited by other auditors who expressed an opinion without reservation on the statements in their report dated March 16, 2004.

                                               (s) Schwartz Levitsky Feldman LLP

Montreal, Quebec
March 19, 2005
                                                           Chartered Accountants

OSK CAPITAL III CORPORATION
(A Development Stage Company)
Balance Sheet
As at December 31, 2004 and December 31, 2003

                                                                          Page 2
--------------------------------------------------------------------------------
                                                           2004          2003
                                                         --------      --------
Assets
Current
 Cash                                                    $  1,570      $  1,739
                                                         --------      --------
Liabilities
Current

    Accounts payable                                     $  2,538      $     38
                                                         --------      --------

Stockholders' Deficit

Capital stock                                               3,326         3,316
Additional paid in capital                                 77,582        72,782
Accumulated deficit                                       (81,876)      (74,397)
                                                         --------      --------
Total stockholders' deficit                                  (968)        1,701
                                                         --------      --------
Total liabilities and stockholders' deficit              $  1,570      $  1,739
                                                         ========      ========


Approved on behalf of the board:

__________________________________ Director


__________________________________ Director


The accompanying notes are an integral part of these financial statements.

OSK CAPITAL III CORPORATION
(A Development Stage Company)
Statement of Operations
For the Years Ended December 31, 2004, December 31, 2003 and From Inception

                                                                          Page 3
--------------------------------------------------------------------------------

                                                                         June 2, 2000
                                                                         (Inception) to
                                                                          December 31,
                                              2004           2003            2004
                                           -----------    -----------    -----------
Revenue                                    $      --      $      --      $      --
                                           -----------    -----------    -----------
Operating expenses

         Professional fees                       7,344          1,213         81,741
           Other expenses                          135           --              135
                                           -----------    -----------    -----------
                                                 7,479          1,213         81,876
                                           -----------    -----------    -----------
Net loss                                   $    (7,479)   $    (1,213)   $   (81,876)
                                           ===========    ===========    ===========
Net loss per common share                  $       NIL    $       NIL    $     (.023)
                                           ===========    ===========    ===========
Weighted average number of common shares
used in calculation                          3,329,068      3,316,000      3,329,068
                                           ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

OSK CAPITAL III CORPORATION
(A Development Stage Company)
Statement of Cash Flows
For the Years Ended December 31, 2004, December 31, 2003 and From Inception

                                                                          Page 4
--------------------------------------------------------------------------------

                                                                    June 2, 2000
                                                                    (Inception) to
                                                                     December 31,
                                                2004        2003        2004
                                              --------    --------    --------

Operating activities

    Net loss from continuing operations       $ (7,479)   $ (1,213)   $(81,876)
    Issue of common stock for service               10        --        60,910
    Accounts payable                             2,500          38       2,538
                                              --------    --------    --------
Net cash used in operating activities           (4,969)     (1,175)    (18,428)
                                              --------    --------    --------
Financing activities

    Issue of common stock                         --          --         6,770
    Shareholder contributions                    4,800       2,700      13,228
                                              --------    --------    --------
Net cash provided by financing activities        4,800       2,700      19,998
                                              --------    --------    --------
Net increase (decrease) in cash and cash          (169)      1,525       1,570
equivalent

Cash and cash equivalent, beginning of year      1,739         214        --
                                              --------    --------    --------
Cash and cash equivalent, end of year         $  1,570    $  1,739    $  1,570
                                              ========    ========    ========

The accompanying notes are an integral part of these financial statements.

OSK CAPITAL III CORPORATION
(A Development Stage Company)
 Statement of Stockholders' Equity
For the Year Ended December 31, 2004
                                                                          Page 5
--------------------------------------------------------------------------------

                                      Common Stock                                               Total
                              --------------------------                                       ----------
                                                              Additional
                                                                Paid in       Accumulated      Stockholders'
                                Shares         Amount           Capital          Deficit          Equity
                              ----------      ----------      ----------      ----------       ----------
At May 26, 1999                3,181,000      $    3,181      $   60,439      $                $   63,620
Net loss for the year 1999            --              --              --         (60,897)         (60,897)
                              ----------      ----------      ----------      ----------       ----------

Balance, December 31, 1999     3,181,000           3,181          60,439         (60,897)           2,723
Issue of stock for services       35,000              35           1,015              --            1,050
Issue of stock for cash          100,000             100           2,900              --            3,000
Net loss for the year 2000            --              --              --          (5,942)          (5,942)
                              ----------      ----------      ----------      ----------       ----------

Balance, December 31, 2000     3,316,000           3,316          64,354         (66,839)             831
Shareholder contributions             --              --           1,978              --            1,978
Net loss for the year 2001            --              --              --          (2,251)          (2,251)
                              ----------      ----------      ----------      ----------       ----------

Balance, December 31, 2001     3,316,000           3,316          66,337         (69,090)             558
Shareholder contributions             --              --           3,750              --            3,750
Net loss for year 2002                --              --              --          (4,094)          (4,094)
                              ----------      ----------      ----------      ----------       ----------

Balance, December 31, 2002     3,316,000           3,316          70,082         (73,181)             214
Shareholder contributions             --              --           2,700              --            2,700
Net loss for year 2003                --              --              --          (1,213)          (1,213)
                              ----------      ----------      ----------      ----------       ----------

Balance, December 31, 2003     3,316,000           3,316          72,782         (74,397)           1,701
Shareholder contributions                                          4,800              --            4,800
Issue of stock for services       10,000              10              --              --               10
Net loss for the year 2004            --              --              --          (7,479)          (7,479)
                              ----------      ----------      ----------      ----------       ----------

Balance, December 31, 2004    $3,326,000      $    3,326      $   77,582      $  (81,876)      $     (968)
                              ==========      ==========      ==========      ==========       ==========

The accompanying notes are an integral part of these financial statements.

OSK CAPITAL III CORPORATION
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004
                                                                          Page 6
--------------------------------------------------------------------------------

1.    Summary of Significant Accounting Policies

      Going Concern

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

      In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      Development Stage Company

      Osk Capital III Corp. has been in the development stage since its formation on May 26, 1999. Planned principal operations have not commenced since then and the company has not generated any revenue.

      Financial Statement Presentation

      This summary of significant accounting policies of Osk Capital III Corp. is presented to assist in understanding of the Company financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements, which are stated in the U.S. Dollars.

      Organization and Business Operations

      Osk Capital III Corp. (the "Company") was incorporated in the State of Nevada on May 26, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2004, the Company did not commenced any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is December 31.

      The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

      Use of Estimates

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


The accompanying notes are an integral part of these financial statements.

OSK CAPITAL III CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2004
                                                                          Page 7
--------------------------------------------------------------------------------

1.    Summary of significant accounting policies (continued)

      Cash and Cash Equivalents

      For purposes of reporting the statement of cash flows, cash and cash equivalents include highly liquid investments with maturity of three months or less at the time of purchase.

      Earnings (loss) Per Share

      Earnings (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Fully diluted earnings per share are not presented because they are anti-dilutive.

      Income Taxes

      The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from May 26, 1999 (inception) through December 31, 2004.

2.    Stockholders' equity

      Authorized

      The Company is authorized to issue 125,000,000 shares of common stock at $0.001 par value as at December 31,2004 3,326,000 shares were issued and outstanding.

      On September10, 2004 the company issued 10,000 shares of its $0.001 par value common shares to an unaffiliated individual for services valued at $10.

      On September 24, 2004, the company amended its certificate of incorporation to increase the number of authorized shares of common stock from 25,000 to 125,000,000.

      There are no warrants or options outstanding to issue any additional shares of common stock.

3.    Subsequent event

      On March 17, 2005 the corporation has issued a letter of intent to exchange shares of the corporation for a 100% of the issued shares of a privately held company, Ideal Medical Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coach Industries Corporation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        OSK CAPITAL III CORP.

                        By /s/ Francis Mailhot
                        ---------------------------
                        Chief Executive Officer

                        By /s/ Francis Mailhot
                        ---------------------------
                        Chief Accounting Officer
                        Date: April 7, 2005

In accordance with the Exchange Act , the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

                        By /s/ Francis Mailhot
                        ---------------------------
                        Director