Form 10QSB
period 2005-03-31
OSK CAPITAL III CORP
filed 2005-06-16
CIK 1107565

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005; OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                          ____________ TO ____________

                         Commission file number: 0-28793

                              OSK CAPITAL III CORP.

             (Exact name of registrant as specified in its charter)


            Nevada                                    84-1491673
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


               One Concourse Parkway, Suite 600, Atlanta, GA 30328
              -------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)


        Registrant's telephone number, including area code: 770-673-6656


        1 Place Ville-Marie, Suite 2821, Montreal, Quebec Canada H3B 4R4
        ----------------------------------------------------------------
          (Former name or former address, if changed from last report)

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

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of June 16, 2005, there were 3,326,000 shares of the registrant's common stock outstanding.

                              OSK CAPITAL III CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2005

                                TABLE OF CONTENTS

                                                                         Page
                                                                      --------
Condensed Balance Sheets.....................................................2
Condensed Statements of Operations...........................................3
Condensed Statements of Cash Flows...........................................4
Notes to Condensed Financial Statements......................................5

                              OSK CAPITAL III CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                      March 31,
                                                                        2005
                                                                     (Unaudited)
                                     ASSETS
Cash                                                                   $    395
                                                                       --------

  TOTAL ASSETS                                                         $    395
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                                       $  2,538

   TOTAL LIABILITIES                                                   $  2,538

STOCKHOLDERS' DEFICIT                                                     3,326
Capital stock                                                            77,582
Additionial paid-in capital                                             (83,051)
Accumulated deficit                                                      (2,143)
   TOTAL STOCKHOLDERS' DEFICIT
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    395


The accompanying notes are an integral part of these financial statements.

                              OSK CAPITAL III CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                             June 2, 2000
                                                                             (Inception)
                                                Three Months Ended March 31,  March 31,
                                                -------------------------    ------------
                                                    2005         2004           2005
                                               -----------    -----------    -----------
                                                (Unaudited)   (Unaudited)
Revenues
                                               $        --    $        --    $        --
Operating expenses
  General and administrative expenses                  175          1,887            175
  Professional fees                                  1,000             --         82,741
  Other expenses                                        --             --            135
                                               -----------    -----------    -----------
  NET LOSS
                                               $    (1,175)   $    (1,887)   $   (83,051)
                                               ===========    ===========    ===========
Net loss per common share
                                               $    (0.000)   $    (0.001)   $    (0.025)
                                               ===========    ===========    ===========
Weighted average number of common shares
  used in calculation                            3,329,068      3,316,000      3,329,068
                                               ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              OSK CAPITAL III CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        June 2, 2000
                                                                                         (Inception)
                                                    Three Months Ended March 31,           March 31,
                                                ----------------------------------    ---------------
                                                    2005                  2004                2005
                                                ---------------    ---------------    ---------------
                                                   (Unaudited)        (Unaudited)
Cash Flows from Operating Activities
    Net loss
                                                $        (1,175)   $        (1,887)   $       (83,051)
  Issue of common stock for services                     60,910
  Change in accounts payable                                 --                (38)             2,538
                                                ---------------    ---------------    ---------------
  Net cash flows used in operating activities            (1,175)            (1,925)           (19,603)
                                                ---------------    ---------------    ---------------
Cash Flows from Investing Activities
  Net cash used by investing activities                      --                 --                 --
                                                ---------------    ---------------    ---------------
Cash Flows from Financing Activities
  Issue of common stock                                   6,770
  Shareholder contributions                                  --              1,800             13,228
                                                ---------------    ---------------    ---------------
  Net cash used by financing activities                      --              1,800             19,998
                                                ---------------    ---------------    ---------------
Net increase (decrease) in cash                          (1,175)              (125)               395
Cash - Beginning of period                                1,570              1,739                 --
                                                ---------------    ---------------    ---------------
Cash - Ending of period
                                                $           395    $         1,614    $           395
                                                ===============    ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                              OSK CAPITAL III CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in the State of Nevada on March 26, 1999 to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of March 31, 2005, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On March 14, 2005 the Company completed the acquisition of Ideal Medical Inc., a Texas corporation, pursuant to an Agreement and Plan of Merger. At the effective time of the merger Ideal Medical Inc. will be merged with and into our wholly owned subsidiary, OSK Acquisition Corp., a Florida corporation, which will be subsequently dissolved and merged into the company.

All of the outstanding shares of Ideal Medical Inc. common stock shall be converted by virtue of the merger at the Closing Date into shares of our common stock (the "Merger Securities"). On or before the Closing Date, March 30, 2005, each Shareholder of Ideal Medical Inc. shall surrender their outstanding shares of Ideal Medical Inc. common stock existing immediately prior to the Closing Date. Until surrendered, any outstanding certificates or other documentation which, prior to the Closing Date represented outstanding shares of Ideal Medical Inc. common stock, shall be deemed for all corporate purposes to be surrendered. Upon such surrender, shares of Ideal Medical Inc. common stock so surrendered shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist. Following the completion of the reverse merger transaction on March 30, 2005, a change of control will occur.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The previous discussion and other sections of this Form 10-QSB contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by the Company from time to time with the Securities and Exchange Commission.

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

Other Entities

    The previous directors and principal shareholders of the Company are also the officers, directors and principal shareholders of eight other corporations which were formed at the same time as the Company. Each of these other corporations has the same business plan as the Company. On March 16, 2005 Frank Kramer and Deborah Salerno resigned as officers of OSK CAPITAL III CORP. and resigned as members of the Board of Directors of the Company. Further to the resignation of Ms. Salerno and Mr. Kramer, Francis Mailhot remains the sole director and has been nominated as President and CEO of the Company.

On April 7, 2005, Mr. Francis Mailhot resigned as President and CEO of the Company. Mr. Francis Mailhot will remain as a director of the Company.

On April 7, 2005, Mr. Roger Morlan, Ms. Myra Batista and Ms. Angela Buffa have been appointed as directors of the Company.

Ms. Angela Buffa has been appointed as President and CEO of the Company.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005.

As of March 31, 2005, the Company remained in the development stage. As of March 31, 2005, the Company had assets consisting of cash only in the amount of $395.

As of March 31, 2005, the Company had additional paid in capital of $77,582. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the quarter ended as of March 31, 2005 reflects a deficit accumulated during the development stage of ($83,051) and a stockholders deficit of ($2,143), due to cash advances from shareholders.

Results of Operations

During the period from March 2, 1999 (inception) through March 31, 2005, the Company has accumulated a deficit of $83,051. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2003 and 2004 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in the first quarter of 2004, the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of June 3, 2005, the Company is current in compliance with its reporting obligations under the Securities Exchange Act of 1934 once this report is filed.

On March 17, 2005, the Company executed a letter of intent whereby the Company proposed to exchange shares of the Company for one hundred percent (100%) of the outstanding shares of Ideal Medical, Inc. d/b/a Integrated Medical Solutions ("IMS"), a Texas corporation.

On March 14, 2005 the Company completed the acquisition of Ideal Medical Inc., a Texas corporation, pursuant to an Agreement and Plan of Merger. At the effective time of the merger Ideal Medical Inc. will be merged with and into our wholly owned subsidiary, OSK Acquisition Corp., a Florida corporation, which will be subsequently dissolved and merged into the company.

All of the outstanding shares of Ideal Medical Inc. common stock shall be converted by virtue of the merger at the Closing Date into shares of our common stock (the "Merger Securities"). On or before the Closing Date, March 30, 2005, each Shareholder of Ideal Medical Inc. shall surrender their outstanding shares of Ideal Medical Inc. common stock existing immediately prior to the Closing Date. Until surrendered, any outstanding certificates or other documentation which, prior to the Closing Date represented outstanding shares of Ideal Medical Inc. common stock, shall be deemed for all corporate purposes to be surrendered. Upon such surrender, shares of Ideal Medical Inc. common stock so surrendered shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist. Following the completion of the reverse merger transaction on March 30, 2005, a change of control will occur.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to him by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits:

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B. Reports on Form 8-K

            On March 16, 2005, the Company reported that on March 15, 2004, Frank Kramer and Deborah Salerno have resigned as officers of the Company and have also resigned as members of the Board of Directors of the Company. Further to the resignation of Ms. Salerno and Mr. Kramer, Francis Mailhot remains the sole director and has been nominated as President and CEO of the Company.

            On March 17, 2005, the Company reported that it executed a letter of intent whereby the Company proposed to exchange shares of the Company for one hundred percent (100%) of the outstanding shares of Ideal Medical, Inc. d/b/a Integrated Medical Solutions, a Texas corporation.

            On March 18, 2005, the Company reported that it completed the acquisition of Ideal Medical Inc., a Texas corporation, pursuant to an Agreement and Plan of Merger, the form of which is attached as an Exhibit.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            OSK CAPITAL II CORP.

                                                          By /s/ Francis Mailhot
                                     -------------------------------------------
                                                         Chief Executive Officer

                                                             Date: June 16, 2005

                                                           By/s/ Francis Mailhot
                                      ------------------------------------------
                                                        Chief Accounting Officer

                                                             Date: June 16, 2005