Form 10QSB
period 2005-06-30
OSK CAPITAL III CORP
filed 2005-08-12
CIK 1107565

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005; OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                          ____________ TO ____________

                         Commission file number: 0-28793

                              OSK CAPITAL III CORP.

             (Exact name of registrant as specified in its charter)

            Nevada                                       84-1491673
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Concourse Parkway, Suite 600, Atlanta, GA                           30328
  (Address of principal executive offices)                            (Zip Code)

        Registrant's telephone number, including area code: 770-673-6656
                                                            ------------

     Copies of all communications, including all communications sent to the agent for service, should be sent to:

                         Joseph I. Emas, Attorney at Law

                             1224 Washington Avenue

                           Miami Beach, Florida 33139

                             Telephone: 305.531.1174
                             -----------------------

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of August 12, 2005, there were 23,700,000 shares of the registrant's common stock outstanding.

                              OSK CAPITAL III CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Condensed Balance Sheets................................................    2
Condensed Statements of Operations......................................    3
Condensed Statements of Cash Flows......................................    4
Notes to Condensed Financial Statements.................................    5

                              OSK CAPITAL III CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET

                                                                     June 30
                                                                       2005
                                                                   ------------
                                                                    (Unaudited)
                                   ASSETS

Cash                                                               $        395
                                                                   ------------

TOTAL ASSETS                                                       $        395
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                   $      2,538
                                                                   ------------

     TOTAL LIABILITIES                                             $      2,538
                                                                   ============

STOCKHOLDERS' DEFICIT

Capital stock                                                             3,326
Additionial paid-in capital                                              77,582
Accumulated deficit                                                     (83,051)
                                                                   ------------

     TOTAL STOCKHOLDERS' DEFICIT                                         (2,143)
                                                                   ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $        395
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                              OSK CAPITAL III CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                               June 2, 2000
                                                                                                              (Inception) to
                                                Six months ended June 30        Three Months Ended June 30       June 30,
                                              ----------------------------     ----------------------------    ------------
                                                  2005            2004             2005            2004            2005
                                              ------------    ------------     ------------    ------------    ------------
                                              (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
Revenues                                      $         --    $         --     $         --    $         --    $         --

Operating expenses

  General and administrative expenses                  175           1,887               --              --             175
  Professional fees                                  1,000              --               --              --          82,741
  Other expenses                                        --              --               --              --             135
                                              ------------    ------------     ------------    ------------    ------------

  NET LOSS                                    $     (1,175)   $     (1,887)    $         --    $         --    $    (83,051)
                                              ============    ============     ============    ============    ============

Net loss per common share                     $     (0.000)   $     (0.001)    $         --    $         --    $     (0.006)
                                              ============    ============     ============    ============    ============

Weighted average number of common shares
  used in calculation                           13,513,000       3,316,000       20,000,000       3,316,000      13,513,000
                                              ============    ============     ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                              OSK CAPITAL III CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        June 2, 2000
                                                                                       (Inception) to
                                                        Six Months Ended June 30          June 30,
                                                      -----------------------------     ------------
                                                          2005             2004             2005
                                                      ------------     ------------     ------------
                                                      (Unaudited)      (Unaudited)
Cash Flows from Operating Activities
    Net loss                                          $     (1,175)    $     (1,887)    $    (83,051)
   Issue of common stock for services                       60,910
   Change in accounts payable                                   --              (38)           2,538
                                                      ------------     ------------     ------------

   Net cash flows used in operating activities              (1,175)          (1,925)         (19,603)
                                                      ------------     ------------     ------------

Cash Flows from Investing Activities
   Net cash used by investing activities                        --               --               --
                                                      ------------     ------------     ------------

Cash Flows from Financing Activities
   Issue of common stock                                     6,770
   Shareholder contributions                                    --            1,800           13,228
                                                      ------------     ------------     ------------

   Net cash used by financing activities                        --            1,800           19,998
                                                      ------------     ------------     ------------

Net increase (decrease) in cash                             (1,175)            (125)             395
Cash - Beginning of period                                   1,570            1,739               --
                                                      ------------     ------------     ------------

Cash - Ending of period                               $        395     $      1,614     $        395
                                                      ============     ============     ============

The accompanying notes are an integral part of these financial statements.

                              OSK CAPITAL III CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in the State of Nevada on March 26, 1999 to serve as a vehicle to effect an asset acquisition, merger, and exchange of capital stock or other business combination with a domestic or foreign business. As of June 30, 2005, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

All of the outstanding shares of Ideal Medical Inc. common stock shall be converted by virtue of the merger at the Closing Date into shares of our common stock (the "Merger Securities"). On or before the Closing Date, March 30, 2005, each Shareholder of Ideal Medical Inc. shall surrender their outstanding shares of Ideal Medical Inc. common stock existing immediately prior to the Closing Date. Until surrendered, any outstanding certificates or other documentation which, prior to the Closing Date represented outstanding shares of Ideal Medical Inc. common stock, shall be deemed for all corporate purposes to be surrendered. Upon such surrender, shares of Ideal Medical Inc. common stock so surrendered shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist. Pursuant to the completion of the reverse merger transaction on March 30, 2005, a change of control occurred.

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

On March 14, 2005, we completed our acquisition of Integrated Medical Solutions, Inc. (d/b/a Medical Inc.), a Texas corporation, pursuant to an Agreement and Plan of Merger. At the effective time of the merger, Integrated Medical Solutions, Inc. was merged with and into our wholly owned subsidiary, OSK Acquisition Corp., a Florida corporation, which was subsequently dissolved and merged into our Company. The Closing Date was March 30, 2005.

All of the outstanding shares of Integrated Medical Solutions, Inc. common stock shall be converted by virtue of the merger at the Closing Date into shares of our common stock (the "Merger Securities"). On or before the Closing Date, March 30, 2005, each Shareholder of Integrated Medical Solutions, Inc. shall surrender their outstanding shares of Integrated Medical Solutions, Inc. common stock existing immediately prior to the Closing Date. Until so surrendered, any outstanding certificates or other documentation which, prior to the Closing Date represented outstanding shares of Integrated Medical Solutions, Inc. common stock, shall be deemed for all corporate purposes to be surrendered. Upon such surrender, shares of Integrated Medical Solutions, Inc. common stock so surrendered shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist.

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

The Company

Founded in 1989, Integrated Medical Solutions, Inc. (otherwise known as "IMS") is a provider of technology-based solutions to the health care industry. IMS is in the business of developing and implementing asset management systems that enable healthcare companies and organizations to improve productivity, deliver better customer service and provide more effective security. IMS designs, develops and markets proprietary radio frequency (RFID) devices and software solutions that make it possible to access, manage, and control any asset in a medical operation. IMS has developed solutions to locate equipment and manage assets, to minimize patient wait times, and to streamline the flow of patients through a facility or clinic. The Company's solutions, which consist of software, services and hardware, can integrate the supply chain constituents, including manufacturers, distributors, medical facilities, transportation providers, staff and patients.

As the core technology in its solutions, proprietary radio frequency (RF) technology automatically identifies the precise real-time location of people and equipment moving within a medical facility. IMS designs and supports a broad range of tags, readers, scanners and software for radio frequency identification
(RFID) systems used in automatic identification, data collection and personal identification applications. The RFID technology is used with products such as networking routers, medical instruments, bar code scanners, security cameras, card readers, time clocks, and virtually any product that has some form of standard data control capability. Applications are most common in areas that require high levels of data accuracy and where speed and reliability are critical. Applications for IMS' technology include inventory control, equipment management, JIT (Just-In-Time) ordering, employee time and attendance records, people tracking, file management systems, hospital information systems, medical specimen labeling, and access control systems. The data collected is fed real-time into application software used by each department (finance, security, operations, biomed, maintenance, purchasing) to improve their analysis and asset utilizationn.

IMS' target market segments include, but are not limited to, acute care hospitals, hospices, medical centers, medical labs, nursing homes, retirement communities & homes, cancer centers, emergency surgery and trauma centers, women's health centers, inpatient units, bed towers, medical office buildings, ambulatory care facilities, cardiac facilities, pediatric facilities, radiology centers, research and teaching hospitals, medical universities, medical colleges, medical technical schools, kidney dialysis facilities, mental health inpatient facilities, transplant centers, reproductive medicine clinics, prisons, jails, correctional facilities and other related healthcare facilities. IMS is headquartered in Atlanta, Georgia and has offices in Houston, Texas; Chicago, Illinois; and Cypress, California. It has partnerships with leading healthcare construction companies Jacobs Engineering and Turner Construction and supplier agreements with numerous healthcare Group Purchasing Organizations
(GPOs) such as Premier, Novation, Amerinet, MedAssets, and MHA. It has also signed a purchasing agreement to purchase from 250 healthcare equipment and supplies manufacturers encompassing over 30,000 products. It seeks to leverage these relationship and 15 years of experience in the healthcare industry through the implementation of its RFID-based products.

PRODUCTS AND SERVICES

As the core technology in its solutions, proprietary radio frequency (RF) technology automatically identifies the precise real-time location of people and equipment moving within a medical facility. IMS designs and supports a broad range of tags, readers, scanners and software for radio frequency identification
(RFID) systems used in automatic identification, data collection and personal identification applications. The RFID technology is used with products such as networking routers, medical instruments, bar code scanners, security cameras, card readers, time clocks, and virtually any product that has some form of standard data control capability. Applications are most common in areas that require high levels of data accuracy and where speed and reliability are critical. Applications for IMS' technology include inventory control, equipment management, JIT (Just-In-Time) ordering, employee time and attendance records, people tracking, file management systems, hospital information systems, medical specimen labeling, and access control systems. The data collected is fed real-time into application software used by each department (finance, security, operations, biomed, maintenance, purchasing) to improve their analysis and asset utilization.

IMS has proprietary products and consulting expertise that allow medical facility operators to better manage major assets (equipment, staff, patients and inventory). Given increased government regulations and medical insurance requirements, these operators are under pressure to reduce costs and improve productivity. IMS has a long history of marketing to these operators and understands that the emerging RFID technology is the core technology for improving the operation of medical facilities by providing real-time information and by integrating the numerous systems and applications. The marketing of an RFID system is easiest at the time of construction and through healthcare group purchasing organizations (GPOs), which are increasingly dominating the purchasing process for these operators. IMS has signed partnership agreements with leading healthcare construction companies like Jacobs Engineering and Turner Construction, along with leading GPOs such as Premier and Novation.

With an innovative product and partnerships with well-established companies providing entry into the purchasing process, IMS believes it can secure a significant share of the market for asset management technology and application software. However, the IMS business model goes further and realizes that once it implements a system in a facility and provides annual support, it has access to the purchasing needs of that facility. As a result, the Company has signed purchasing agreements to procure from over 250 manufacturers, totaling over 30,000 medical products. IMS believes it can become a major supplier of equipment and accessories to the healthcare industry by having access to inventory levels and asset history.

RFID VALUE PROPOSITION TO HEALTHCARE INDUSTRY

RFID has caught the world and investors attention because of its planned usage by such big spenders as Wal-Mart, the world's biggest retailer, and the Department of Defense, with an annual budget of $400 billion, and Delta Airlines spending $25 million to reduce present costs of $100 million for tracking luggage. According to Forrester Research, RFID is among the top trends to watch in 2004 after interviewing more than 500 IT managers to compile its list of prognostications for the upcoming year. Investors should expect the RFID landscape to evolve rapidly and extensively as the technology becomes more standardized and it becomes clearer how it can be best applied. The use of radio-frequency identification in healthcare is a new use of an existing technology.

The U.S. healthcare market is a $1.4 trillion industry that is projected to grow to $2.6 trillion by 2010, according to the Centers for Medicare and Medicaid Services. With this enormous growth comes the need for new technologies, for enhanced information exchange that can streamline the way business is conducted, save lives and improve the quality of life for patients. I.T. is the backbone upon which healthcare's future will be built. Currently, healthcare information technology represents a $33 billion a year market. Yet, healthcare continues to lag behind other business sectors for I.T. spending. However, a long list of factors, including strong pressure to prevent medical errors plus the need to comply with regulations, including HIPAA, are combining to spur serious growth in I.T. spending.

The healthcare industry is at a crossroads. Advances in new medical technology are providing the United States with the best healthcare products and services in the world. At the same time, healthcare organizations are under intense pressure to cut costs from every corner. There are staggering reductions in government-based reimbursement, managed care payment caps, staffing shortages, increases in regulations including the implementation of HIPAA and the growth in demand for added services fueled by the aging of the baby-boomer generation. Patient care itself is at significant risk. There are several trends that will drive the healthcare industry to adopt the RFID technology rapidly.

1. SHRINKING HEALTHCARE BUDGETS: Healthcare is more than ever a revenue-focused environment. Hospitals must act like businesses and be run like businesses. RF tracking solutions affect the bottom line in several ways:

      o REDUCED THEFT. Placing RF tags on portable equipment helps prevent theft. By alarming or notifying security of a potential problem, fewer wheelchairs will end up in the trunks of patient cars, and more money will remain in the hospital coffers for value-added investment.

      o DECREASED RENTALS. Because equipment will no longer be "hidden" by frustrated clinicians or lost and underutilized, rental requirements will drop and equipment utilization should rise with the use of RFID.

2. DECREASED STAFFING LEVELS: The U.S. is facing a nursing-shortage crisis. According to Hospital Today, it is projected that by 2020 there will be a 20% shortage of nurses for a total deficit of 400,000 nurses nationwide. Clinicians cannot afford to spend time looking for the equipment or people they need:

      o STAFF EFFICIENCY. RF tracking solutions put access to equipment location at a clinician's fingertips. This not only drives up productivity and job satisfaction, but also reduces hoarding of equipment by nurses who do not believe that there is any alternative if they want to quickly access needed equipment. Clinicians can locate patients and reduce wasted time calling around or searching for where a patient has been transported.

3. INCREASED HOSPITAL ADMISSIONS: Hospital admissions are on the rise as baby-boomers age. The number of "seniors" over 65 years of age will soon equal nearly half of the total population in the United States. This aging population is creating increased healthcare demands. Technology is expected to be critical in helping hospitals process the increase in demand.

The challenges impacting healthcare are some of the most complex and troublesome in history. As a result, hospitals and health facilities realize they must find new ways to lower expenses in other areas. After years of neglect, more hospital and Integrated Delivery Network (IDN) CEOs are paying attention to their second-largest business operations expenses--supply chain management--as one place where they actually can impact costs. It has been well documented for the past several years that 30 percent of all dollars spent in healthcare supply and equipment purchasing is wasted, because of inefficiencies, and that at least $11 billion of cost savings could be squeezed out.

The U.S. Department of Commerce estimates that roughly $300 billion worth of medical supplies, services, and pharmaceuticals are bought globally each year through the medical technology supply chain. The healthcare supply chain system has tremendous potential to decrease overall healthcare costs. The most recent survey estimates that hospitals could save $11 billion a year in supply costs, but that likely is much higher today. Thus, the strategic value that supply chain management can bring to healthcare organizations is critical.

Equipment management is a universal problem. It affects just about every facet of the hospital, from the loading dock to the surgical suite. There literally are thousands of pieces of mobile medical equipment that move around the hospital each day with a specific business process and workflow attached to them. IMS has solutions to improve medical asset utilization. Thus, the key factors influencing demand for IMS' products are the increase in patients needing care, the hospital's needs to save money without compromising patient care and medical supply and equipment usage statistics. In all cases the trends are upwards in favor of IMS' Asset Management Systems with the use of Radio Frequency Identification (RFID) technology growing rapidly.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2005.

As of June 30, 2005, the Company remained in the development stage. As of June 30, 2005, the Company had assets consisting of cash only in the amount of $395.

As of June 30, 2005, the Company had additional paid in capital of $77,582. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the quarter ended as of June 30, 2005 reflects a deficit accumulated during the development stage of ($83,051) and a stockholders deficit of ($2,143), due to cash advances from shareholders.

Results of Operations

During the period from March 2, 1999 (inception) through June 30, 2005, the Company has accumulated a deficit of $83,051. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2003 and 2004 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in the first quarter of 2004, the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of June 3, 2005, the Company was current in compliance with its reporting obligations under the Securities Exchange Act of 1934 once this report is filed.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2005.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the terms and conditions of the reverse merger transaction with Integrated Medical Solutions, Inc., we issued 20,700,000 shares of common stock. In addition, certain shareholders retired 314,000 shares of common stock.

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

                                                           OSK CAPITAL III CORP.


                                                             By /s/ Angela Buffa
                                       -----------------------------------------
                                                         Chief Executive Officer

                                                           Date: August 12, 2005


                                                             By /s/ Angela Buffa
                                       -----------------------------------------
                                                        Chief Accounting Officer

                                                           Date: August 12, 2005