Form 10QSB
period 2005-09-30
OSK CAPITAL III CORP
filed 2005-11-18
CIK 1107565

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005; OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                          ____________ TO ____________

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

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No


As of November 17, 2005, there were 23,700,000 shares of the registrant's common stock outstanding.

                              OSK CAPITAL III CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED FINANCIAL STATEMENTS

                               September 30, 2005



                                TABLE OF CONTENTS










                                                                         Page
                                                                      --------
     Condensed Balance Sheets.........................................    2
     Condensed Statements of Operations...............................    3
     Condensed Statements of Cash Flows...............................    4
     Notes to Condensed Financial Statements..........................    5

                            OSK CAPITAL III CORP.

                        (A DEVELOPMENT STAGE COMPANY)

                           CONDENSED BALANCE SHEET



                                                              September 30
                                                                  2005
                                                            -----------------
                                                              (Unaudited)
                                   ASSETS

Cash                                                        $            395
                                                            -----------------

     TOTAL ASSETS                                           $            395
                                                            =================


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                            $           2,538
                                                            -----------------

     TOTAL LIABILITIES                                      $           2,538
                                                            =================

STOCKHOLDERS' DEFICIT

Capital stock                                                          3,326
Additionial paid-in capital                                           77,582
Accumulated deficit                                                  (83,051)
                                                            -----------------

     TOTAL STOCKHOLDERS' DEFICIT                                      (2,143)
                                                            -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $            395
                                                            =================


   The accompanying notes are an integral part of these financial statements.

                              OSK CAPITAL III CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                     June 2, 2000
                                                                                                                    (Inception) to
                                              Nine months ended September 30      Three Months Ended September 30    September 30,
                                            --------------------------------        --------------------------       ------------
                                                2005                2004               2005            2004              2005
                                            ------------        ------------        ----------       ---------       ------------
                                             (Unaudited)        (Unaudited)        (Unaudited)      (Unaudited)
Revenues                                    $       --          $       --          $     --         $    --         $       --

Operating expenses

   General and administrative expenses               175               1,887              --              --                  175
   Professional fees                               1,000                --                --              --               82,741
   Other expenses                                   --                  --                --              --                  135
                                            ------------        ------------        ----------       ---------       ------------

   NET LOSS                                 $     (1,175)       $     (1,887)       $     --         $    --         $    (83,051)
                                            ============        ============        ==========       =========       ============


Net loss per common share                   $     (0.000)       $     (0.001)       $     --         $    --         $     (0.006)
                                            ============        ============        ==========       =========       ============

Weighted average number of common shares
   used in calculation                        13,513,000           3,316,000        20,000,000       3,316,000         13,513,000
                                            ============        ============        ==========       =========       ============

   The accompanying notes are an integral part of these financial statements.

                                                                                   June 2, 2000
                                                        Nine Months Ended         (Inception) to
                                                           September 30            September 30,
                                                     ------------------------        --------
                                                       2005            2004            2005
                                                     --------        --------        --------
                                                   (Unaudited)     (Unaudited)
Cash Flows from Operating Activities
     Net loss                                        $ (1,175)       $ (1,887)       $(83,051)
Issue of common stock for services                     60,910
Change in accounts payable                               --               (38)          2,538
                                                     --------        --------        --------

   Net cash flows used in operating activities         (1,175)         (1,925)        (19,603)
                                                     --------        --------        --------

Cash Flows from Investing Activities
   Net cash used by investing activities                 --              --              --
                                                     --------        --------        --------

Cash Flows from Financing Activities
Issue of common stock                                   6,770
Shareholder contributions                                --             1,800          13,228
                                                     --------        --------        --------

   Net cash used by financing activities                 --             1,800          19,998
                                                     --------        --------        --------

Net increase (decrease) in cash                        (1,175)           (125)            395
Cash - Beginning of period                              1,570           1,739            --
                                                     --------        --------        --------

Cash - Ending of period                              $    395        $  1,614        $    395
                                                     ========        ========        ========

   The accompanying notes are an integral part of these financial statements.

                              OSK CAPITAL III CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in the State of Nevada on March 26, 1999 to serve as a vehicle to effect an asset acquisition, merger, and exchange of capital stock or other business combination with a domestic or foreign business. As of September 30, 2005, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital.

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

Liquidity and Plan of Operation.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2003 and 2004 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in the first quarter of 2004, the Company elected to begin taking the steps necessary to file all delinquent reports and became current in compliance with its reporting obligations under the Securities Exchange Act of 1934.

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

Following the closing of the acquisition of Ideal Medical Inc., the Company will fund operations through the revenues of Ideal Medical Inc. The final condition to closing is preparation of the audited financial statements. On May 3, 2005, the Company published Ideal Medical Inc.'s unaudited financial statements, specifically its unaudited Statement of Income for the years ended 2003 and 2004 for Ideal Medical Inc., and its unaudited Consolidated Balance Sheets for 12/31/2004 and 12/31/2003 for Ideal Medical Inc.



ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2005.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

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


                                                        OSK CAPITAL III CORP.

                                                          By /s/ Angela Buffa
                                  -------------------------------------------
                                                      Chief Executive Officer

                                                      Date: November 18, 2005


                                                           By/s/ Angela Buffa
                                   ------------------------------------------
                                                     Chief Accounting Officer

                                                      Date: November 18, 2005